Form 10-Q
period 1995-04-22
SCHULTZ SAV O STORES INC
filed 1995-06-05
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              _____________________

                                    FORM 10-Q

   (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 22, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

                          Commission File Number 0-549

                           SCHULTZ SAV-O STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             WISCONSIN                               39-0600405
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation of organization)            Identification No.)

         2215 UNION AVENUE                      53082-0419
       SHEBOYGAN, WISCONSIN                     (Zip Code)
       (Address of principal
        executive offices)

                          Registrant's telephone number
                        including area code 414-457-4433


               Former name, former address and former fiscal year,
                          if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
   Yes   X    NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
   confirmed by a court.  Yes        NO

   APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of May 30, 1995, 2,401,789 shares of common stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                      INDEX


                                                                        PAGE
                                                                       NUMBER

      PART I - FINANCIAL INFORMATION:

      Item 1. - Financial Statements

                 Condensed Balance Sheets                                  3

                 Unaudited Condensed Statements of Earnings                4

                 Unaudited Statements of Cash Flows                        5

                 Notes to Unaudited Financial Statements                   6

     Item 2. - Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                7

     PART II - OTHER INFORMATION

     Item 6. - Exhibits and Reports on Form 8-K.                           9

     SIGNATURES                                                            9

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.
                            CONDENSED BALANCE SHEETS

                                                  (Unaudited)
                                                    April 22    December 31
                     ASSETS                           1995          1994
   CURRENT ASSETS:
      Cash and equivalents                        $17,247,000   $14,310,000
      Accounts receivable                           8,590,000     7,453,000
      Inventories                                  20,264,000    21,327,000
      Prepaid expenses and other                    2,296,000     2,344,000
      Deferred income taxes                         4,868,000     3,875,000
                                                   ----------    ----------
                Total currents assets              53,265,000    49,309,000

   OTHER ASSETS, net                                1,302,000     1,331,000

   AMOUNTS RECEIVABLE UNDER
    CAPITAL SUBLEASE AGREEMENTS                     9,784,000     9,943,000

   LEASED PROPERTY UNDER CAPITAL
    LEASES, net                                     3,285,000     3,372,000

   PROPERTY AND EQUIPMENT, net                     23,861,000    25,144,000
                                                  -----------   -----------
                Total assets                      $91,497,000   $89,099,000
                                                   ==========    ==========

   LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:

      Accounts payable                            $14,215,000   $11,356,000
      Accrued liabilities-
        Salaries and wages                            513,000       532,000
        Vacation pay                                2,090,000     1,710,000
        Retail facilities and operations            4,872,000     5,046,000
        Insurance related                           2,172,000     2,316,000
        Other                                       4,477,000     6,115,000
      Current maturities of long-term debt            304,000       323,000
      Current obligations under capital
       leases                                         714,000       714,000
                                                  -----------   -----------
                Total current liabilities          29,357,000    28,112,000
                                                  -----------   -----------
   DEFERRED INCOME TAXES                            2,427,000     1,428,000

   LONG-TERM DEBT                                   3,968,000     4,056,000

   CAPITAL LEASE OBLIGATIONS                       13,826,000    14,046,000

   SHAREHOLDERS' INVESTMENT:
      Preferred stock                                 300,000       300,000
      Common stock                                    146,000       146,000
      Additional paid-in capital                   12,680,000    12,680,000
      Retained earnings                            37,261,000    36,179,000
                                                  -----------   -----------
                Total                              50,387,000    49,305,000
      Less treasury stock                          (8,468,000)   (7,848,000)
                                                  -----------    ----------
                Total shareholders' investment    $41,919,000   $41,457,000
                                                  -----------   -----------
                Total liabilities and
                 shareholders' investment         $91,497,000   $89,099,000
                                                   ==========   ===========

                           SCHULTZ SAV-O STORES, INC.

                   UNAUDITED CONDENSED STATEMENTS OF EARNINGS





                                                  For the 16-Weeks Ended
                                                 April 22         April 23
                                                   1995             1994

   NET SALES                                   $132,278,000     $135,180,000

   COSTS AND EXPENSES:
      Cost of products sold                     110,989,000      113,078,000
      Operating and administrative expenses      19,255,000       20,193,000
      Interest expense, net                          22,000          152,000
                                                -----------      -----------
       Earnings before income taxes               2,012,000        1,757,000

   PROVISION FOR INCOME TAXES                       775,000          647,000
                                                -----------     ------------
       Net earnings                            $  1,237,000     $  1,110,000
                                                ===========      ===========


   NET EARNINGS PER SHARE - PRIMARY
      AND FULLY DILUTED                        $       0.50     $       0.41
                                                ===========      ===========
   CASH DIVIDENDS PAID PER SHARE
      OF COMMON STOCK                          $       0.06     $       0.04
                                                ===========      ===========
   AVERAGE OUTSTANDING COMMON AND
      EQUIVALENT SHARES                           2,492,000        2,729,000
                                                 ==========      ===========

                           SCHULTZ SAV-O STORES, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                  For the 16-Weeks Ended
                                                  April 22       April 23
                                                    1995            1994


   CASH FLOWS FROM OPERATING
    ACTIVITIES:

      Net earnings                             $  1,237,000    $  1,110,000
      Adjustments to reconcile net
       earnings to net cash flows from
       operating activities-
         Depreciation and amortization            1,408,000       1,464,000
         Other non-cash items                       154,000            -
      Changes in assets and liabilities-
       (Increase) in receivables                 (1,137,000)     (1,932,000)
       Decrease in inventories                    1,063,000       2,388,000
       Decrease (increase) in prepaid
        and other assets                             48,000        (358,000)
       Increase in accounts payable               2,859,000         273,000
       (Decrease) increase in accrued
        liabilities                              (1,614,000)        578,000
                                                ------------     -----------
                Net cash flows from
                 operating activities             4,018,000       3,523,000
                                               -------------      ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property and
       equipment                                   (716,000)       (703,000)
      Proceeds from asset sales                     559,000            -
      Receipt of principal amounts under
       capital sublease agreements and
       notes receivable                             159,000         182,000
                                                ------------     -----------

                Net cash flows from
                 investing activities                 2,000        (521,000)
                                                  ----------     -----------
   CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Payment for acquisition of treasury
       stock                                       (620,000)       (448,000)
      Principal payments under capital
       lease obligations                           (220,000)       (254,000)
      Payment of cash dividends                    (155,000)       (117,000)
      Principal payments on long-term debt          (88,000)        (88,000)
                                                 -----------     -----------

                Net cash flows from
                 financing activities            (1,083,000)       (907,000)
                                                 -----------     -----------
   CASH AND EQUIVALENTS:

      Net increase                                2,937,000       2,095,000
      Balance, beginning of period               14,310,000       6,014,000
                                                ------------    ------------
      Balance, end of period                    $17,247,000     $ 8,109,000
                                                ============    ============
   SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
      Cash paid during the period for-
       Interest, net                            $    27,000     $   168,000
       Income taxes, net of refunds               2,043,000         314,000
                                                  ==========     ===========

                           SCHULTZ SAV-O STORES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


   (1)  Basis of Presentation

   The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1994 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1994.


   (2)  Interest Expense, net

   Interest expense, net consists of the following:


                                                 For the 16-Weeks Ended
                                                 April 22      April 23
                                                   1995          1994
   Interest expense:
        Long-term debt                         $  131,000    $   40,000
        Imputed - capital leases                  156,000       179,000
   Interest income                               (265,000)      (67,000)
                                                ----------     ---------
   Interest expense, net                       $   22,000    $  152,000
                                                ==========    ==========

   (3)  Prepaid Expenses and Other

   Prepaid expenses and other consists of following:

                                                 April 22    December 31
                                                   1995          1994

   Land and building held for resale           $  824,000    $  733,000
   Prepaid expenses and other assets            1,472,000     1,611,000
                                                ----------    ----------
   Prepaid expenses and other                  $2,296,000    $2,344,000
                                               ===========    ==========

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:

                                                    For the 16-Weeks Ended
                                                    April 22       April 23
                                                      1995           1994

   Cost of products sold . . . . . . . . . . .        83.9%          83.6%
   Operating and administrative expenses . . .        14.6           14.9
   Earnings before income taxes  . . . . . . .         1.5            1.3
   Net earnings  . . . . . . . . . . . . . . .         0.9            0.8


   Net sales for the 16-week period ended April 22, 1995 were $132,278,000 compared to the 16-week period ended April 23, 1994 net sales of $135,180,000. The decrease of $2,902,000, or 2.1%, was due primarily to the continuing increase in the relative percentage of wholesale sales to retail sales, as the Company continues to dispose of underperforming or noncompetitive corporate retail stores through conversion to franchise units or closures. In February 1994, the Company terminated its relationship with one multi-store wholesale customer. Since April 23, 1994, the Company sold one corporate retail supermarket and converted it into a franchised unit. The Company closed its underperforming corporate Palatine, Illinois retail supermarket in February 1995 after the Company determined that the supermarket was likely to continue incurring significant operating losses. These actions were the principal factors underlying the Company's reduced sales levels, in addition to continued intense retail competition. As of April 22, 1995, the Company had 65 franchised and 19 corporate supermarkets compared to 64 franchised and 21 corporate supermarkets at April 23, 1994 and 60 franchised and 26 corporate supermarkets at April 24, 1993.

   Consistent with the Company's business strategy to expand its wholesale business volume, the Company expects that the level of its wholesale sales will continue to increase relative to its total sales for the remainder of 1995. Towards this end, there are expansion or renovation projects at seven franchise retail projects currently in various phases of planning or construction, with completions scheduled from the second quarter of 1995 through the fourth quarter of 1995. These projects involve five additions to existing stores, one replacement supermarket and one new market franchise unit. Upon completion, the aggregate increase in size of these stores will exceed 74,000 square feet.

   Cost of products sold, as a percent of sales, increased by 0.3% to 83.9% for the 16-week period ended April 22, 1995, compared to the same period in 1994. While the percentage increased, total cost of products sold decreased $2,089,000 for the first quarter of 1995 compared to the first quarter of 1994. The increased percentage was a direct result of a reduction in the amount of higher margin retail sales compared to lower margin wholesale sales. The lower margins associated with wholesale sales continued in the first quarter of 1995 to be more than offset by significantly reduced operating and administrative expenses realized from the prior closure or sale of underperforming corporate retail supermarkets.

   Operating and administrative expenses, as a percent of sales, decreased by 0.3% to 14.6% for the 16-week period ended April 22, 1995, compared to the same period in 1994. The decrease of $938,000 was due primarily to the elimination of operating expenses (consisting of payroll, supplies, rent, utilities, depreciation and other administrative expenses) associated with the corporate retail supermarkets that have either been closed or sold and converted into franchise units.

   The effective income tax rate for the 16-week period ended April 22, 1995 increased to 38.5%, compared to 36.8% for the same period in 1994. The provision for income taxes during the 16-week periods ended April 22, 1995 and April 23, 1994 was $775,000 and $647,000, respectively.

   As a result of the foregoing, net earnings for the 16-weeks ended April 22, 1995 totaled $1,237,000, compared to $1,110,000 for the same period in 1994, or an increase of 11.4%. The Company's 1995 first quarter earnings per share increased by $0.09, or 22.0%, compared to the same period in 1994. Earnings per share increased on a percentage basis more than net earnings as a result of treasury share purchases during the first 16 weeks of 1995 which reduced the number of average shares outstanding for the quarter. The decrease in the average outstanding shares for the 16-week periods ended April 22, 1995 and April 23, 1994 was partially reduced due to the dilutive effect of stock options which were treated as common stock equivalents under the treasury stock method.

   Some of the Company's corporate retail supermarkets continue to be underperforming or noncompetitive in their respective marketplaces and, as a result, continue to incur operating losses. In order to further improve the Company's results of operations, the Company is currently evaluating various business alternatives relating to these operations, including, but not limited to, selling these corporate stores and converting them into franchise supermarkets, closing the stores or implementing other operational changes. Similar to prior fiscal years, implementation of these actions will likely result in the Company incurring certain repositioning charges involving the termination costs of replaced, closed or sold stores. While these charges may reduce the Company's reported net earnings for the period or periods in which the actions are taken, the Company believes that such actions will improve the Company's long-term profitability.


   Liquidity and Capital Resources

   Net cash inflows from operating activities for the 16-week period ended April 22, 1995 were $4,018,000, an increase of $495,000 over the prior year 16-week period ended April 23, 1994. The increase was attributable primarily to an increase in accounts payable due to timing of payments and, to a lesser extent, the effect of higher net earnings. These increases were offset by a reduction in accrued liabilities due to significant tax payments made by the Company during the first quarter of 1995.

   Net cash inflows from investing activities for the first quarter of 1995 totaled $2,000, compared to net cash outflows of $521,000 during the same period in 1994. The change was due primarily to proceeds from asset sales of $559,000 during the first quarter of 1995. Capital expenditures for property and equipment during the first quarter of 1995 totaled $716,000, which approximated 1994 same period total of $703,000.

   Net cash outflows from financing activities for the 16-week period ended April 22, 1995 were $1,083,000, compared to $907,000 during the same period in 1994. The increase in cash outflows was due principally to the $172,000 incremental cost of repurchasing common stock during the first quarter of 1995, compared to the first quarter of 1994.

   As a result of the foregoing, net cash increased $2,937,000 during the 16-weeks ended April 22, 1995, compared to an increase of $2,095,000 during the same period in 1994. The Company believes that its financial condition provides it with adequate long-term flexibility to finance anticipated capital requirements without adversely impacting its financial position or liquidity. The Company is currently evaluating the purchase of a computer system to improve its distribution capabilities.

                           PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           Exhibit 27 - Financial Data Schedule.

      (b) No reports of Form 8-K were filed by the Company during the first quarter of fiscal 1995.


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SCHULTZ SAV-O STORES, INC.
                                                    (Registrant)

        May 31, 1995                      /s/ John H. Dahly
        (Date)                           John H. Dahly, Executive Vice
                                          President, Chief Financial Officer
                                          and Treasurer

                                  EXHIBIT INDEX


   Exhibit No.            Description

      27             Financial Data Schedule