Form 10-Q
period 1995-07-15
SCHULTZ SAV O STORES INC
filed 1995-08-28
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 15, 1995

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

      As of August 16, 1995, 2,345,799 shares of common stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                      INDEX


                                                                  PAGE
                                                                 NUMBER

      PART I - FINANCIAL INFORMATION:

      Item 1. - Financial Statements

                 Condensed Balance Sheets                           3

                 Unaudited Condensed Statements of Earnings         4

                 Unaudited Statements of Cash Flows                 5

                 Notes to Unaudited Financial Statements            6

        Item 2. - Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        7

        PART II - OTHER INFORMATION

        Item 4. - Submission of Matters to a Vote of
                  Security Holders                                 9

        Item 6. - Exhibits and Reports on Form 8-K                10

        SIGNATURES                                                10

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.
                            CONDENSED BALANCE SHEETS

                                                  (Unaudited)
                                                    July 15     December 31
       ASSETS                                         1995           1994

   CURRENT ASSETS:
      Cash and equivalents                        $18,947,000   $14,310,000
      Accounts receivable                           9,870,000     7,453,000
      Inventories                                  17,679,000    21,327,000
      Prepaid expenses and other                    2,586,000     2,344,000
      Deferred income taxes                         4,868,000     3,875,000
                                                    ---------    ----------
                Total currents assets              53,950,000    49,309,000

   OTHER ASSETS, net                                1,281,000     1,331,000

   AMOUNTS RECEIVABLE UNDER
    CAPITAL SUBLEASE AGREEMENTS                     9,664,000     9,943,000

   LEASED PROPERTY UNDER CAPITAL
    LEASES, net                                     3,220,000     3,372,000

   PROPERTY AND EQUIPMENT, net                     23,578,000    25,144,000
                                                   ----------    ----------
                Total assets                      $91,693,000   $89,099,000
                                                   ==========    ==========

      LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:

      Accounts payable                           $ 12,355,000  $ 11,356,000
      Accrued liabilities-
        Salaries and wages                            499,000       532,000
        Vacation pay                                2,084,000     1,710,000
        Retail facilities and operations            4,612,000     5,046,000
        Insurance related                           2,215,000     2,316,000
        Other                                       5,713,000     6,115,000
      Current maturities of long-term
       debt                                           333,000       323,000
      Current obligations under
       capital leases                                 714,000       714,000
                                                   ----------    ----------
                Total current liabilities          28,525,000    28,112,000
                                                   ----------    ----------
   DEFERRED INCOME TAXES                            2,427,000     1,428,000

   LONG-TERM DEBT                                   3,865,000     4,056,000

   CAPITAL LEASE OBLIGATIONS                       13,661,000    14,046,000

   SHAREHOLDERS' INVESTMENT:
      Preferred stock                                 300,000       300,000
      Common stock                                    146,000       146,000
      Additional paid-in capital                   12,680,000    12,680,000
      Retained earnings                            38,673,000    36,179,000
                                                   ----------    ----------
                Total                              51,799,000    49,305,000
      Less treasury stock                          (8,584,000)   (7,848,000)
                                                   ----------    ----------

                Total shareholders' investment     43,215,000    41,457,000
                                                   ----------    ----------
                Total liabilities and
                 shareholders' investment         $91,693,000   $89,099,000
                                                   ==========    ==========

                           SCHULTZ SAV-O STORES, INC.

                   UNAUDITED CONDENSED STATEMENTS OF EARNINGS
                                  For the 12-weeks ended      For the 28-weeks ended
                                  July 15        July 16       July 15       July 16
                                    1995            1994         1995           1994
   NET SALES                    $101,996,000  $104,167,000    $234,274,000  $239,347,000

   COSTS AND EXPENSES:
     Cost of products sold        85,262,000    86,958,000     196,251,000   200,036,000
     Operating and
       administrative
       expenses                   14,213,000    14,898,000      33,468,000    35,091,000
       Interest (income)
        expense, net                 (10,000)       45,000          12,000       197,000
                                   ---------    ----------      ----------    ----------
       Earnings before
         income taxes              2,531,000     2,266,000       4,543,000     4,023,000

   PROVISION FOR INCOME
    TAXES                            975,000       851,000       1,750,000     1,498,000
                                   ---------    ----------      ----------    ----------
       Net earnings               $1,556,000    $1,415,000      $2,793,000    $2,525,000
                                  ==========    ==========      ==========    ==========

   NET EARNINGS PER SHARE -
    PRIMARY AND FULLY DILUTED          $0.62         $0.53           $1.12         $0.93
                                       =====         =====           =====         =====
   CASH DIVIDENDS PAID PER
    SHARE OF COMMON STOCK              $0.06         $0.04           $0.12         $0.08
                                       =====         =====           =====         =====
   AVERAGE OUTSTANDING COMMON
    AND EQUIVALENT SHARES          2,483,000     2,656,000       2,491,000     2,704,000
                                   =========     =========       =========     =========

                           SCHULTZ SAV-O STORES, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                     For the 28-weeks ended
                                                      July 15      July 16
                                                       1995          1994

   CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                  $2,793,000    $2,525,000
      Adjustments to reconcile net
       earnings to net cash flows
       from operating activities-
        Depreciation and amortization                2,426,000     2,509,000
        Other non-cash items                           151,000        42,000

      Changes in assets and liabilities-
        (Increase) in receivables                   (2,417,000)   (2,303,000)
        Decrease in inventories                      3,648,000     2,356,000
        (Increase) in prepaids and
         other assets                                 (242,000)   (1,165,000)
        Increase in accounts payable                   999,000     1,299,000
        (Decrease) increase in accrued
         liabilities                                  (586,000)    1,632,000
                                                      --------     ----------
                Net cash flows from operating
                 activities                          6,772,000     6,895,000
                                                     ---------     ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property and
       equipment                                    (1,365,000)   (1,725,000)
      Proceeds from asset sales                        562,000         9,000
      Proceeds from maturity of short-term
       investments                                        -        2,953,000
      Receipt of principal amounts under
       capital sublease agreements and
       notes receivable                                279,000       321,000
                                                      --------      --------

                Net cash flows from investing
                 activities                           (524,000)    1,558,000
                                                     ---------     ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment for acquisition of treasury stock       (736,000)   (2,745,000)
      Principal payments on long-term debt            (191,000)     (143,000)
      Payment of cash dividends                       (299,000)     (222,000)
      Principal payments under capital
       lease obligations                              (385,000)     (446,000)
                                                     ---------     ----------
                Net cash flows from
                 financing activities               (1,611,000)   (3,556,000)
                                                   -----------    ----------

   CASH AND EQUIVALENTS:
      Net increase                                   4,637,000     4,897,000
      Balance, beginning of period                  14,310,000     6,014,000
                                                    ----------     ---------
      Balance, end of period                       $18,947,000   $10,911,000
                                                   ===========   ===========
   SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
      Cash paid during the period for-
       Interest, net                                   $19,000       $210,000
       Income taxes, net of refunds                  2,869,000       990,000
                                                     =========      =========

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


   (2)  Interest (Income) Expense, net

   Interest (income) expense, net consists of the following:


                                        For the 12-weeks ended     For the 28-weeks ended
                                        July 15       July 16      July 15        July 16
                                         1995           1994         1995           1994
   Interest expense:
     Long-term debt                    $98,000       $27,000     $229,000        $67,000
     Imputed - capital leases          117,000       135,000      273,000        314,000
   Interest income                    (225,000)     (117,000)    (490,000)      (184,000)
                                      --------     ---------    ---------       --------
   Interest (income)
    expense, net                      $(10,000)      $45,000      $12,000       $197,000
                                      ========       =======      =======       ========


   (3)  Prepaid Expenses and Other

   Prepaid expenses and other consists of following:

                                                   July 15     December 31
                                                    1995          1994

   Land and building held for resale              $ 1,097,000  $    733,000
   Prepaid expenses and other assets                1,489,000     1,611,000
                                                    ---------     ---------
   Prepaid expenses and other                     $ 2,586,000  $  2,344,000
                                                    =========     =========

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:


                           For the 12-weeks ended     For the 28-weeks ended
                            July 15      July 16     July 15        July 16
                             1995         1994         1995          1994

   Cost of products sold      83.6%        83.5%       83.8%         83.6%
   Operating and
    administrative
    expenses                  13.9         14.3        14.3          14.7
   Earnings before income
    taxes                      2.5          2.2         1.9           1.7
   Net earnings                1.5          1.4         1.2           1.1


   Net sales for the 12- and 28-week periods ended July 15, 1995 were $101,996,000 and $234,274,000, respectively, compared to the same periods ended July 16, 1994 of $104,167,000 and $239,347,000. The decrease of
   $2,171,000 and $5,073,000, or 2.1% for both periods, was due primarily to the continuing increase in the relative percentage of wholesale sales to retail sales, as the Company continues to dispose of underperforming or noncompetitive corporate retail stores through conversion to franchise units or closures. Since July 16, 1994, the Company has sold one corporate retail supermarket and converted it into a franchised unit. The Company also closed its underperforming corporate Palatine, Illinois retail supermarket in February 1995 after the Company determined that the supermarket was likely to continue incurring significant operating losses. These actions were the principal reasons for the Company's reduced sales levels, in addition to continued intense retail competition. As of July 15, 1995, the Company had 65 franchised and 19 corporate supermarkets compared to 64 franchised and 21 corporate supermarkets at July 16, 1994 and 60 franchised and 25 corporate supermarkets at July 17, 1993.

   Consistent with the Company's strategy to expand its wholesale business volume, the Company expects that the level of its wholesale sales will continue to increase relative to its total sales for the remainder of 1995. There are expansion or renovation projects at six franchise retail projects currently in various phases of planning or construction, with completions scheduled from the third quarter through the fourth quarter of 1995. These projects involve four additions to existing franchise stores, one replacement franchise supermarket and one new market franchise unit. Upon completion, the aggregate increase in size of these stores will exceed 63,000 square feet.

   Cost of products sold, as a percent of sales, increased by 0.1% and 0.2%, respectively, to 83.6% and 83.8% for the 12- and 28-week periods ended July 15, 1995, compared to the same periods in 1994. While the percentages increased, total cost of products sold decreased $1,696,000 and $3,785,000 for the 12- and 28-week periods ended July 15, 1995 compared to the same periods in 1994. The increased percentages were a direct result of a reduction in the amount of higher margin retail sales compared to lower margin wholesale sales. The lower margins associated with wholesale sales continued in the first half of 1995 to be more than offset by significantly reduced operating and administrative expenses realized from the prior disposal of underperforming or noncompetitive supermarkets.

   Operating and administrative expenses, as a percent of sales, decreased by 0.4% for both the 12- and 28-week periods ended July 15, 1995, compared to the same periods in 1994. The decreases were principally a result of the elimination of operating expenses (consisting of payroll, supplies, rent, utilities, depreciation and other administrative expenses) associated with the corporate retail supermarkets that have been disposed.

   The effective income tax rate for both the 12- and 28-week periods ended July 15, 1995 increased to 38.5%, compared to 37.6% and 37.2% for the same periods in 1994. The provision for income taxes during the 12- and 28-week periods ended July 15, 1995 was $975,000 and $1,750,000, compared to $851,000 and $1,498,000 for the same periods in 1994.

   As a result of the foregoing, net earnings for the 12- and 28-weeks ended July 15, 1995 totaled $1,556,000 and $2,793,000 compared to $1,415,000 and
   $2,525,000 for the same periods in 1994, or increases of 10.0% and 10.6%, respectively. The Company's earnings per share for the 12- and 28-week periods ended July 15, 1995 increased by $0.09 and $0.19, or 17.0% and 20.4%, respectively, compared to the same periods in 1994. Earnings per share increased on a percentage basis more than net earnings as a result of treasury share purchases which reduced the number of average shares outstanding for the first half of 1995. The decrease in the average outstanding shares was partially offset by the dilutive effect of the stock options which were treated as common stock equivalents under the treasury stock method.

   Certain Company corporate retail supermarkets continue to be underperforming or noncompetitive in their respective marketplaces and, as a result, continue to incur operating losses. In order to further improve the Company's results of operations, the Company continues to evaluate various business alternatives relating to these operations, including, but not limited to, selling these corporate stores and converting them into franchise supermarkets, closing the stores or implementing other operational changes. Similar to prior fiscal years, implementation of these actions will likely result in the Company incurring certain repositioning charges involving the termination costs of replaced, closed or sold stores. While these repositioning charges may decrease the Company's reported net earnings for the period or periods in which the actions are taken, the Company believes that such actions will improve the Company's long-term profitability.


   Liquidity and Capital Resources

   Net cash inflow from operating activities for the 28-week period ended July 15, 1995 was $6,772,000, a decrease of $123,000 over the prior year 28-week period ended July 16, 1994 cash inflow of $6,895,00. The decrease was attributable primarily to a significant change in accrued liabilities. For the 28-week period ended July 15, 1995, accrued liabilities decreased $586,000 compared to the $1,632,000 increase in accrued liabilities for the same period ended July 16, 1994. The significant change in accrued liabilities was due primarily to timing of payments and accruals relating to income and sales tax liabilities. These accounts decreased $1,162,000 for the 28-week period ended July 15, 1995 and increased $647,000 for the same period in 1994. This change in accrued liabilities was partially offset by greater reductions in inventory levels for the 28-week period ended July 15, 1995, compared to the same period ended July 16, 1994 and, to a lesser extent, the effect of higher net earnings.

   Net cash outflow from investing activities for the 28-week period ended July 15, 1995 totaled $524,000, compared to net cash inflows of $1,558,000 during the same period in 1994. The change was due primarily to proceeds of $2,953,000 from maturity of short-term investments during the first half of 1994. This was partially offset by the proceeds of $562,000 from the sale of assets during the first half of 1995. Capital expenditures for property and equipment during the first half of 1995 aggregated $1,365,000, which is $360,000 less than the total capital expenditures of $1,725,000 for the same period in 1994. During the first half of 1994, the Company completed the remodeling of one of its corporate supermarkets commenced in 1993.

   Net cash outflow from financing activities for the 28-week period ended July 15, 1995 was $1,611,000, compared to $3,556,000 during the same period in 1994. The substantial decrease in cash outflows was due principally to the reduction of Common Stock repurchased by the Company during the first half of 1995, compared to the first half of 1994.

   As a result of the foregoing, net cash increased $4,637,000 during the 28-weeks ended July 15, 1995, compared to a comparable increase of $4,897,000 during the same period in 1994. The Company believes that its financial condition provides it with adequate flexibility to finance anticipated capital requirements without adversely affecting its financial position of liquidity.

   Subsequent to the end of the first 28 weeks of 1995, the Company's Board of Directors at its July 28, 1995 meeting, announced the adoption of a three-part shareholder value enhancement plan designed to improve the marketability and total shareholder return on the Company's Common Stock. The shareholder plan includes increasing the quarterly cash dividend by 167% from $0.06 per share to $0.16 per share, declaring a two-for-one stock split to be effected in the form of a 100% stock dividend, and increasing the Company's share repurchase program authorization from $6 million to $8 million.

   The cash dividend of $0.16 per (pre-split) share on the Company's issued and outstanding common shares is payable on September 1, 1995 to shareholders of record as of the close of business on August 18, 1995. The two-for-one stock split to be effected in the form of a 100% stock dividend will be distributed on September 15, 1995 to shareholders of record as of the close of business on September 1, 1995. The stock split will increase the Company's outstanding Common Stock to approximately 4,692,000 shares, and is consistent with the Board's objective of improving the trading activity for the Company's Common Stock. The increase in the Company's Common Stock repurchase authorization to $8 million was deemed necessary because total repurchases to date under the Company's original 1994 repurchase authorization were beginning to approach the previously authorized $6 million limit.


   PART II - OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders

   The Company's 1995 annual meeting of shareholders was held on Wednesday, May 10, 1995. At the meeting, the shareholders re-elected James H. Dickelman, Thomas H. Fox and Bernard S. Kubale to the Company's Board of Directors for three-year terms expiring at the Company's 1998 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 22, 1995 recorded date for the annual meeting, 2,418,789 shares of Common Stock were outstanding and eligible to vote. Of the 2,070,610 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:

                                    For                     Withheld
   Name                      Votes    Percentage       Votes    Percentage

   James H. Dickelman      1,930,979     93.3%        139,631      6.7%

   Thomas H. Fox           1,928,149     93.1%        142,461      6.9%

   Bernard S. Kubale       1,928,777     93.2%        141,833      6.8%

   The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

   Of the 1,974,339 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the Schultz Sav-O Stores, Inc. 1995 Equity Incentive Plan:

                                  For                       Withheld
                          Votes       Percentage        Votes   Percentage

                        1,409,655        71.4%         564,684     28.6%


   The tabulation of votes for approval of the Schultz Sav-O Stores, Inc. 1995 Equity Incentive Plan resulted in no broker non-votes or abstentions. No other matters were brought before the meeting for a shareholder vote.


   Item 6.   Exhibits and Reports on Form 8-K

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


                                             SCHULTZ SAV-O STORES, INC.
                                                    (Registrant)


        August 16, 1995                  /s/ John H. Dahly
        (Date)                           John H. Dahly, Executive Vice
                                          President, Chief Financial Officer

                                          and Treasurer

                                  EXHIBIT INDEX

   Exhibit No.                   Description


        27                Financial Data Schedule