Form 10-Q
period 1995-10-07
SCHULTZ SAV O STORES INC
filed 1995-11-16
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 7, 1995

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

      As of November 10, 1995, 4,653,598 shares of common stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                      INDEX


                                                            PAGE
                                                           NUMBER

      PART I - FINANCIAL INFORMATION:

      Item 1. - Financial Statements

           Unaudited Condensed Balance Sheets                 3

           Unaudited Condensed Statements of Earnings         4

           Unaudited Statements of Cash Flows                 5

           Notes to Unaudited Financial Statements            6

        Item 2. - Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                   7

        PART II - OTHER INFORMATION

        Item 2. - Changes in Securities                       9

        Item 6. - Exhibits and Reports on Form 8-K            9

        SIGNATURES                                           10

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
                           SCHULTZ SAV-O STORES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                   October 7    December 31
                     ASSETS                          1995           1994
   CURRENT ASSETS:
      Cash and equivalents                        $15,585,000   $14,310,000
      Accounts receivable                           8,950,000     7,453,000
      Inventories                                  20,569,000    21,327,000
      Prepaid expenses and other                    5,170,000     2,344,000
      Deferred income taxes                         4,868,000     3,875,000
                                                   ----------     ---------
                Total currents assets              55,142,000    49,309,000

   OTHER ASSETS, net                                1,260,000     1,331,000

   AMOUNTS RECEIVABLE UNDER CAPITAL
    SUBLEASE AGREEMENTS                             9,545,000     9,943,000

   LEASED PROPERTY UNDER CAPITAL LEASES, net        3,155,000     3,372,000

   PROPERTY AND EQUIPMENT, net                     23,335,000    25,144,000
                                                   ----------    ----------
                Total assets                      $92,437,000   $89,099,000
                                                   ==========    ==========

   LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:
      Accounts payable                            $13,171,000   $11,356,000
      Accrued liabilities-
        Salaries and wages                            487,000       532,000
        Vacation pay                                1,990,000     1,710,000
        Retail facilities and operations            4,413,000     5,046,000
        Insurance related                           2,398,000     2,316,000
        Other                                       6,898,000     6,115,000
      Current maturities of long-term debt            335,000       323,000
      Current obligations under capital leases        714,000       714,000
                                                   ----------    ----------
                Total current liabilities          30,406,000    28,112,000
                                                   ----------    ----------
   DEFERRED INCOME TAXES                            2,427,000     1,428,000

   LONG-TERM DEBT                                   3,789,000     4,056,000

   CAPITAL LEASE OBLIGATIONS                       13,497,000    14,046,000

   SHAREHOLDERS' INVESTMENT:
      Preferred stock                                 300,000       300,000
      Common stock                                    262,000       146,000
      Additional paid-in capital                   12,680,000    12,680,000
      Retained earnings                            39,537,000    36,179,000
                                                   ----------    ----------
                Total                              52,779,000    49,305,000
      Less treasury stock                         (10,461,000)   (7,848,000)
                                                  -----------    ----------

                Total shareholders' investment     42,318,000    41,457,000
                                                   ----------    ----------
                Total liabilities and
                 shareholders' investment         $92,437,000   $89,099,000
                                                   ==========    ==========

                           SCHULTZ SAV-O STORES, INC.

                   UNAUDITED CONDENSED STATEMENTS OF EARNINGS



                       For the 12-weeks ended     For the 40-weeks ended
                      October 7      October 8    October 7       October 8
                         1995           1994        1995             1994

 NET SALES            $99,373,000   $101,894,000  $333,647,000   $341,241,000
 COSTS AND EXPENSES:
   Cost of products
     sold              83,109,000     85,280,000   279,360,000    285,316,000
   Operating and
     administrative
     expenses          14,027,000     14,466,000    47,495,000     49,557,000
                       ----------     ----------    ----------     ----------
     Operating
      income            2,237,000      2,148,000     6,792,000      6,368,000

   Interest expense      (213,000)      (287,000)     (715,000)      (668,000)
   Interest income        230,000        159,000       720,000        343,000
                       ----------     ----------    ----------     ----------
     Earnings before
      income taxes      2,254,000      2,020,000     6,797,000      6,043,000

 PROVISION FOR
  INCOME TAXES            869,000        765,000     2,619,000      2,263,000
                        ---------      ---------     ---------      ---------
     Net earnings     $ 1,385,000   $  1,255,000  $  4,178,000   $  3,780,000
                        =========      =========     =========      =========

 NET EARNINGS PER
  SHARE - PRIMARY
  AND FULLY
  DILUTED             $     0.28    $       0.24  $       0.83   $       0.70
                           =====          ======        ======         ======

 CASH DIVIDENDS
  PAID PER SHARE
  OF COMMON STOCK     $     0.08    $       0.03  $       0.14   $       0.07
                           =====          ======        ======         ======

 AVERAGE OUTSTANDING
  COMMON AND
  EQUIVALENT SHARES    4,952,000       5,152,000     5,019,000      5,353,000
                        ========       =========     =========      =========

                           SCHULTZ SAV-O STORES, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                  For the 40-weeks ended
                                                  October 7     October 8
                                                     1995          1994


   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                               $ 4,178,000    $3,780,000

      Adjustments to reconcile net earnings
       to net cash flows
        from operating activities-
        Depreciation and amortization              3,450,000     3,562,000
        Other non-cash items                         119,000        75,000

      Changes in assets and liabilities-
        (Increase) in receivables                 (1,497,000)     (922,000)
        Decrease (increase) in inventories           758,000    (1,072,000)
        (Increase) decrease in prepaids
            and other assets                      (2,826,000)      168,000
        Increase in accounts payable               1,815,000     3,402,000
        Increase in accrued liabilities              479,000     1,938,000
                                                   ---------     ---------
                Net cash flows from
                  operating activities             6,476,000    10,931,000
                                                   ---------    ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property and equipment     (2,065,000)   (3,135,000)
      Proceeds from asset sales                      599,000       437,000
      Receipt of principal amounts under
       capital sublease agreements and notes
       receivable                                    398,000       434,000
      Proceeds from maturity of short-term
       investments                                       -       2,953,000
                                                   ---------     ---------
                Net cash flows from
                 investing activities             (1,068,000)      689,000
                                                  ----------     ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment for acquisition of treasury stock   (2,642,000)   (4,907,000)
      Payment of cash dividends                     (675,000)     (373,000)
      Principal payments under capital
       lease obligations                            (549,000)     (613,000)
      Principal payments on long-term debt          (267,000)     (238,000)
                                                   ---------    ----------
                Net cash flows from
                 financing activities             (4,133,000)   (6,131,000)
                                                   ---------    ----------

   CASH AND EQUIVALENTS:
      Net increase                                 1,275,000     5,489,000
      Balance, beginning of period                14,310,000     6,014,000
                                                  ----------    ----------
      Balance, end of period                     $15,585,000   $11,503,000
                                                  ==========    ==========
   SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
      Cash paid during the period for-
        Interest                                 $   723,000   $   689,000
        Income taxes, net of refunds               3,369,000     1,757,000
                                                   =========     =========

                           SCHULTZ SAV-O STORES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

   (1)  Basis of Presentation

   The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1994 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1994.

   (2)  Interest Expense

   Interest expense consists of the following:

                            For the 12-weeks ended    For the 40-weeks ended
                            October 7     October 8   October 7   October 8
                               1995         1994        1995         1994

   Interest expense:
      Long-term debt          $  96,000    $153,000    $ 325,000   $ 220,000
      Imputed - capital
       leases                   117,000     134,000      390,000     448,000
                               --------    --------     --------    --------
   Interest expense           $ 213,000    $287,000    $ 715,000   $ 668,000
                               ========    ========     ========    ========

   (3)  Prepaid Expenses and Other

   Prepaid expenses and other consists of following:

                                                  October 7     December 31
                                                     1995           1994

   Land and building held for resale             $2,584,000       $733,000
   Prepaid expenses and other assets              2,586,000      1,611,000
                                                  ---------      ---------
   Prepaid expenses and other                    $5,170,000     $2,344,000
                                                  =========      =========


   (4)  Shareholders' Investment

   On July 28, 1995, the Company's Board of Directors declared a two-for-one stock split on the Company's Common Stock, effected in the form of a 100 percent stock dividend distributed on September 15, 1995 to shareholders of record on September 1, 1995. Shareholders' investment has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the financial statements to per share amounts and average number of shares have been restated.


   Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:

                        For the 12-weeks ended   For the 40-weeks ended
                           October 7  October 8   October 7  October 8
                              1995       1994        1995      1994

   Cost of products sold      83.6%      83.7%       83.7%     83.6%
   Operating and
    administrative expenses   14.1       14.2        14.2      14.5
   Earnings before income
    taxes                      2.3        2.0         2.0       1.8
   Net earnings                1.4        1.2         1.3       1.1


   Net sales for the 12- and 40-week periods ended October 7, 1995, were $99,373,000 and $333,647,000, respectively, compared to $101,894,000 and
   $341,241,000 for the same periods ended October 8, 1994. The decrease of $2,521,000 and $7,594,000, or 2.5% and 2.2%, respectively, was due primarily to the continuing increase in the relative percentage of wholesale sales to retail sales, as the Company continues to dispose of underperforming or noncompetitive corporate retail stores through conversion to franchise units or closures. Since October 8, 1994, the Company has sold one corporate retail store and converted it to a franchised unit. In February 1995, the Company also closed its underperforming corporate retail store in Palatine, Illinois, after management determined that the store was likely to continue incurring significant operating losses. These actions, in addition to a general softness in regional retail sales, competitive store openings, and increased sales of lower priced advertised items, were the principal reasons for the Company's reduced sales levels. As of October 7, 1995, the Company had 65 franchised and 19 corporate retail stores compared to 64 franchised and 21 corporate supermarkets at October 8, 1994, and 62 franchised and 23 corporate supermarkets at October 9, 1993.

   Consistent with management's business plan to expand the Company's wholesale volume, it is expected that the level of wholesale sales will continue to increase relative to total sales for the remainder of 1995. Currently, the Company plans to increase wholesale sales volume through the completion of three franchise addition or remodeling projects, the opening of a new market franchise store and the replacement of one existing franchise store during the fourth quarter of 1995. Additionally, during the fourth quarter, the Company will begin implementing a new and exciting electronic card marketing program designed to increase customer savings without negatively impacting retail store gross margin, make grocery shopping easier and faster, and ultimately reward loyal customers.

   Cost of products sold, as a percentage of sales, decreased by 0.1% for the 12-week period and increased by 0.1% for the 40-week period ended October 7, 1995, compared to the same periods in 1994. While the year-to-date percentage increased, total cost of products sold decreased by $5,956,000. The increased percentage was a direct result of a reduction in the amount of higher margin retail sales compared to increased levels of lower margin wholesale sales. The lower gross margins associated with wholesale sales continued to be fully offset by the elimination of operating expenses in connection with the closure or conversion of corporate retail stores to franchise units.

   Operating and administrative expenses, as a percentage of sales, decreased by 0.1% and 0.3%, or $439,000 and $2,062,000, respectively, for the 12-
   and 40-week periods ended October 7, 1995, compared to the same periods in 1994. The decreases were primarily a result of the elimination of certain operating expenses (consisting of payroll, supplies, rent, utilities, depreciation and other administrative expenses) associated with the corporate retail stores that have either been closed or sold and converted into franchise stores.

   The effective income tax rate for the 12- and 40-week periods ended October 7, 1995, increased to 38.6% and 38.5%, respectively, compared to 37.9% and 37.4% for the same periods in 1994. The provision for income taxes for the 12- and 40-week periods ended October 7, 1995, was $869,000 and $2,619,000 compared to $765,000 and $2,263,000 for the same periods in 1994.

   As a result of the foregoing, net earnings for the 12- and 40-weeks ended October 7, 1995, totaled $1,385,000 and $4,178,000, respectively, compared to $1,255,000 and $3,780,000 for the same periods in 1994. The Company's earnings per share for the 12- and 40-week periods ended October 7, 1995, increased by $0.04 and $0.13, or 16.7% and 18.6%, respectively, compared to the same periods in 1994. Earnings per share increased on a percentage basis more than net earnings as a result of treasury share repurchases during the first three quarters. These repurchases reduced the weighted average shares outstanding during the current period compared to the prior year period. The decrease in the average outstanding shares was partially offset by the dilutive effect of the stock options which were treated as common stock equivalents under the treasury stock method. Average outstanding common and equivalent shares for all periods have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend as of the close of business on September 15, 1995.

   Certain Company retail stores continue to be under performing or noncompetitive in their respective marketplaces and, as a result, continue to incur operating losses. In order to further improve the Company's results from operations, management continues to evaluate various business alternatives relating to these operations, including the sale and subsequent conversion of these stores into franchise units, closing the stores or implementing other operational changes. Similar to prior fiscal years, implementation of these changes will likely result in the Company incurring certain repositioning charges involving the termination costs of replaced, closed or sold stores. While these repositioning charges may decrease the Company's reported net earnings for the period or periods in which the actions are taken, management believes that such actions may help improve the Company's long-term profitability.


   Liquidity and Capital Resources

   Net cash inflow from operating activities for the 40-week period ended October 7, 1995 was $6,476,000, a decrease of $4,455,000 over the prior year 40-week period ended October 8, 1995 cash inflow of $10,931,000. The decrease was attributable to a significant increase in prepaids and other assets during the first three quarters of 1995, along with a smaller increase in accounts payable and accrued liabilities. Prepaids and other assets increased due principally to significant additional net expenditures for land and building being held for resale associated with the development of one new replacement franchise supermarket and one new market store. Additionally, prepaids and other assets also increased due to advance payments made by the Company for the acquisition of a new financial software and a database management system software. The changes in accounts payable and accrued liabilities were due primarily to timing of various payments and accruals.

   Net cash outflow from investing activities for the 40-week period ended October 7, 1995, totaled $1,068,000, compared to net cash inflows of $689,000 during the same period in 1994. The change was due primarily to proceeds of $2,953,000 from the maturity of short-term investments during the first three quarters of 1994. This was partially offset by decreased capital expenditures for property and equipment. Expenditures for property and equipment during the first three quarters of 1995 totaled $2,065,000, compared to total capital expenditures of $3,135,000 for the same period in 1994.

   Net cash outflow from financing activities for the 40-week period ended October 7, 1995, totaled $4,133,000, compared to $6,131,000 during the same period in 1994. The substantial decrease in cash outflows was due primarily to the reduction of Common Stock repurchased by the Company during the first three quarters of 1995 totaling $2,642,000, compared to $4,907,000 for the same period in 1994. This was partially offset by an increase in cash dividends paid to the Company's common stockholders during this period. In accordance with a shareholder value enhancement plan announced at the July 1995 Board of Directors' meeting, cash dividends paid through the 40-weeks ended October 7, 1995, totaled $675,000, compared to $373,000 during the same period in 1994.

   As a result of the foregoing, net cash increased $1,275,000 during the 40-week period ended October 7, 1995, compared to $5,489,000 during the same period in 1994. Management believes that the Company's financial condition provides it with adequate flexibility to finance anticipated capital requirements without adversely affecting its financial position or liquidity.



   PART II  -  OTHER INFORMATION

   Item 2.      Changes in Securities

   On September 11, 1995, the Company commenced a tender offer for all 3,000 outstanding shares of its Preferred Stock, $100 par value (the "Preferred Stock"), at a cash price of $50 per share. The tender offer was not for and did not affect the Company's Common Stock, $.05 par value (the "Common Stock"). The offer, which was originally scheduled to expire at midnight on October 11, 1995, was subsequently extended to, and expired at, midnight on October 30, 1995. A total of 2,841 shares, representing approximately 94.7% of the outstanding Preferred Stock, were tendered in the offer. The Company accepted the tendered shares of Preferred Stock and paid the $142,050 aggregate purchase price for the tendered shares from its available cash on hand on November 7, 1995. The Company's Restated Articles of Incorporation limit dividends on the Company's common Stock if annual dividends are not declared and paid on the Preferred Stock. The 159 shares of Preferred Stock remaining outstanding after the tender offer are therefore entitled to aggregate annual dividends of $477, or 3% of the aggregate par value of such shares, before the Company may pay the current $0.24 per share annual dividend on the Common Stock.


   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

             Exhibit 27 - Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the third quarter of fiscal 1995.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SCHULTZ SAV-O STORES, INC.
                                                    (Registrant)



        November 15, 1995
        (Date)                           John H. Dahly, Executive Vice
                                          President, Chief Financial Officer
                                          and Treasurer

                                  EXHIBIT INDEX


   Exhibit No.            Description

      27               Financial Data Schedule