Form 10-K405
period 1995-12-30
SCHULTZ SAV O STORES INC
filed 1996-03-22
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One)
        X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 30, 1995

                                       OR

        __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          Commission file number 0-549

                           SCHULTZ SAV-O STORES, INC.
                            (Exact name of registrant
                          as specified in its charter)

                   Wisconsin                          39-0600405
          (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)         Identification No.)

               2215 Union Avenue
              Sheboygan, Wisconsin                      53081
        (Address of principal executive               (Zip Code)
                    offices)

      Registrant's telephone number, including area code: (414) 457-4433 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                          Common Stock, $0.05 par value
                          Common Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                     Yes  X          No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1996: $63,838,987*

   Number of shares outstanding of the registrant's Common Stock as of March 20, 1996: 4,653,598

    PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

        1995 Annual Report to Shareholders (incorporated by reference into Parts II and IV to the extent indicated therein).

        Definitive Proxy Statement for 1996 annual meeting of shareholders (incorporated by reference into Part III to the extent indicated therein).
   _______________
   * Only excludes shares beneficially owned by directors and officers of the registrant.

                                     PART I

   Item 1.   Business.

   General

        Schultz Sav-O Stores, Inc. ("Company") is engaged in distributing food and related products at wholesale and retail. As of December 30, 1995, the Company franchised 66 and owned 19 retail supermarkets under the Piggly Wiggly/R/ name in its Eastern Wisconsin and Northeastern Illinois market area. While the Company has a presence in some larger metropolitan areas, it has attempted to develop a niche for serving the food shopping needs of customers in smaller and suburban communities within its market areas.

        The Company is the primary supplier to its 85 franchised and corporate owned Piggly Wiggly supermarkets. The Company also serves as a wholesaler to a number of small, independently operated retail supermarkets in its market area.

        The Company supplies a variety of products to its franchised and corporate supermarkets and other wholesale customers primarily from its warehouse and distribution center in Sheboygan, Wisconsin. The Company also provides its franchised and corporate supermarkets and other customers with fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin on a contract basis. Additionally, the Company bottles carbonated soft drinks, fruit drinks and drinking and distilled water under its Springtime label and supplies these products to its franchised and corporate supermarkets and other wholesale customers.

        The Company is a Wisconsin corporation organized in 1912.

   Wholesale Operations

        For several years the Company has been emphasizing its more profitable wholesale distribution business and the associated expansion of its franchise store base, while also effecting changes to its corporate retail operations to improve profitability. As part of implementing this corporate strategy, the Company has sold and converted 11 underperforming corporate retail supermarkets into franchise units and added 12 new replacement or new market franchise supermarkets since 1991. In 1995, there were 7 franchise expansion projects in process, resulting in 6 completed expansions and 1 expansion that will be completed in early 1996. Additionally, in 1995, 3 replacement stores were completed and 3 replacement stores are expected to be completed in 1996. Finally, in 1995, 1 new market franchise unit was completed and 2 new market franchise units are projected to be completed in 1996. These expansion, replacement and new market franchise projects added approximately 98,000 square feet of store space in 1995, and are projected to add approximately 87,000 square feet in 1996 if all scheduled projects are completed.

        The following table shows the Company's development of, and changes in, its franchised and corporate retail supermarkets for the periods presented:


                                    Franchised Supermarkets               Corporate Supermarkets

    Number of
    Supermarkets               1991   1992    1993   1994    1995   1991    1992   1993   1994   1995

    Beginning of Year          53      51     59      64     65      33     32      26     21     20

    New Market
     Supermarkets(a)            1       2      1      --      1       1      --     --     --     --

    Replacement
     Supermarkets(b)            1       3      1       1      3       1      --     --     --     --
    Converted to
     Franchise(c)               1       6      4       1      --     (1)    (6)     (4)    (1)    --

    Terminated Operations(d)   (3)     (4)    (3)     (1)    (3)     (2)     --     (1)    --     (1)

    Terminated Franchises(e)   (4)     --      --     --      --     --      --     --     --     --
    New Franchises(f)           2       1      2      --      --     --      --     --     --     --

    End of Year                51      59     64      65     66      32     26      21     20     19
                              ===     ===    ===     ===    ===     ===    ===     ===    ===    ===

    Remodeled
     Supermarkets(g)            2       3      1       5      6       2      1       3     --     --

    _______________

    (a)  New market supermarkets are newly constructed supermarkets in market areas not recently served by the Company.

    (b)  Replacement supermarkets are newly constructed supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket of the Company.

    (c)  Corporate supermarkets which become franchise units are included as reductions to corporate supermarket totals and additions to franchised supermarket totals in this category.

    (d) Terminated operations represent supermarkets which are no longer going concerns, including replaced supermarkets.

    (e)  Terminated franchises are existing supermarkets which are no longer parties to franchise relationships with the Company.

    (f) New franchises are additions to the Company's franchise group, other than through conversion from corporate supermarkets.

    (g)  Remodeled supermarkets represent supermarkets which have undergone substantial expansion and/or remodeling totaling at least $250,000.

        During 1995, the Company established new earnings records, but sales decreased from the previous year. The increase in earnings was principally the result of continued improvements in the Company's wholesale operations, where the lower gross margins associated with wholesale sales were offset by the decreased operating and administrative expenses associated with previously sold retail operations.

        The Company believes one of the competitive advantages it provides to its franchised supermarkets is its value-oriented customer merchandising and community-specific marketing support program, pursuant to which franchisees participate with corporate stores in systemwide promotions and other merchandising events. Through a variety of partnering, merchandising and marketing programs, the Company benefits its franchisees through additional sales resulting from heightened consumer name recognition and in-store merchandising programs, combined with special promotional pricing. Additional services include retail accounting, preparation of store payrolls, preparation of print, electronic and outdoor media advertising (including various point-of-sale materials), assistance in the selection and analysis of store locations, lease negotiations, store design, floor layout, merchandising planning, equipment selection, engineering and architectural services, retail technology implementation and support, labor planning and scheduling and product category supervision. Certain of such services are provided as part of the franchise relationship, and other services are provided for a separate fee intended to cover the Company's costs.

        To maintain and improve its ability to be a low-cost supplier, in 1995 the Company installed a new computer-assisted buying system, implemented a truck routing system and installed on-board truck computers.

        The Company is the primary supplier to all of its franchised and corporate supermarkets. The Company is also a wholesaler to a number of small, independently operated retail supermarkets in its market area, although less than 3% of the Company's 1995 net sales was derived from such operations. The volume provided by the Company's wholesale operations benefits its retail operations by enhancing the Company's purchasing power and enabling it to improve the efficiency of its distribution system.

        Franchisees pay fees to the Company determined by the retail sales of their supermarkets. The Company does not charge an initial fee to the franchisee for granting a franchise. Consistent with industry practice, in certain situations, the Company provides credit enhancements to certain qualified franchisees by (i) leasing the franchisee's supermarket premises and/or equipment and, in turn, subleasing the premises and/or equipment to the franchisee and/or (ii) guaranteeing a portion of the franchisee's bank borrowings.

        The Company owns the right to grant Piggly Wiggly franchises in its market areas, which includes designated counties in Eastern Wisconsin, Northeastern Illinois and the Upper Peninsula of Michigan. The Company's right to grant franchises is exclusive in these areas, except that if there are less than 40 supermarkets in the franchise territory operated under the Piggly Wiggly and certain other names, the current franchisor has the right to operate for its own account, or to franchise, supermarkets in the territory under those names. As of December 30, 1995, there were 85 supermarkets operated in the Company's territory that satisfied this requirement. The Company's franchise rights are of unlimited duration and are not subject to any specific termination provision. The Company is not required to pay any additional franchise or other fees to the current franchisor. The only material obligation imposed on the Company is that the supermarkets operated under the Piggly Wiggly and other names must comply with the standards imposed on supermarkets in the Piggly Wiggly system. The Company believes its own franchised and corporate store standards exceed the Piggly Wiggly system standards.

   Retail Operations

        During 1995, a number of the Company's corporate retail stores continued not to meet financial performance goals. The Company closed its underperforming Palatine, Illinois corporate supermarket in February 1995. In order to improve the Company's results of operations, the Company continues to evaluate various business alternatives relating to these underperforming operations, including the sale and subsequent conversion of these stores into franchise units, closing the stores or implementing other operational changes.

        The Company's franchised and corporate supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products. The Company's franchised and corporate supermarkets also allocate display space to non-food items, such as health and beauty aids, housewares, periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. The Company's franchised and corporate supermarkets carry a broad range of branded merchandise and private label product alternatives to branded merchandise. In general, the private label products carried by the Company's franchised and corporate supermarkets have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the industry, the Company continues to experience increases in retail customer demand for private label store brands and believes its Topco line of private label products is satisfying this consumer trend. See "Purchasing and Distribution." Pricing differentials between 1995 and 1994 did not materially effect net sales.

        In 1995, the Company introduced the Piggly Wiggly Preferred Club Card/R/, a new customer-friendly card-based marketing program. The Piggly Wiggly Preferred Club Card is intended to reward current customers and attract new customers by offering "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The card also doubles as a check-cashing and video rental identification card. Initial test results have been very favorable for the Company's retail stores, and 11 of the Company's corporate and franchise stores are already operating with the program, with 54 additional stores currently planned for installation in 1996. The program was developed by the Company's Marketing and Retail Technology Groups and the Company currently plans to install the program in all of its corporate and franchise stores.

        The Company's franchised supermarkets range in size from 8,340 square feet to 47,000 square feet, with an average of 23,720 square feet. The Company's corporate supermarkets range in size from 14,900 square feet to 46,250 square feet, with an average of 29,600 square feet. All of the Company's franchised and corporate supermarkets contain several perishable or specialty service departments, such as fresh and processed meat; take-home entrees and snacks; produce; fresh seafood; delicatessen; flowers and plants; and baked goods. A number of supermarkets also contain or provide for one or more of the following: wine and spirit sales; video rentals; TicketMaster/R/ ticket centers; in-house banking services; automated teller machines; and on-line debit and credit card check-out services.

   Purchasing and Distribution

        The Company purchases groceries in sufficient volume to qualify for favorable price brackets for most items. The Company purchases brand name grocery merchandise directly from the manufacturers or processors and purchases substantially all of its private label items through Topco Associates, Inc. ("Topco"). The Company purchases produce, meat and seafood from a variety of sources. Topco is a national purchasing cooperative whose member-owners consist of 42 regional supermarket chains who collectively operate approximately 3,500 stores. According to Topco data, its member-owners accounted for approximately 14% of United States grocery store sales volume in 1995. In 1995, purchases through Topco accounted for approximately 14% of the Company's total inventory purchases. The Company also purchases store and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners, including the Company.

        Approximately 77% of the products supplied to the Company's stores in 1995 were supplied from the Company and its direct contract third-party distribution centers. The remainder were supplied by direct store delivery vendors. The Company owns its 364,000 square foot warehouse and distribution center in Sheboygan, Wisconsin. With the exception of fresh, frozen and processed meat, eggs and deli products, all products supplied by the Company are distributed from its Sheboygan facility. While the Company performs the buying function, a third-party contractor in Milwaukee, Wisconsin performs the warehousing and transportation for the Company's meat operations. The Company believes this arrangement has provided it with operating cost efficiencies and has enabled it to expand its wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

        As described above under "Wholesale Operations," the Company believes one of its competitive advantages is its community-oriented marketing programs. High visibility outdoor billboard advertising stress the value and customer service provided by the Company's local Piggly Wiggly supermarkets. The Company also sponsors local events and festivals throughout the marketing area to improve its Piggly Wiggly name recognition, such as the Midwest's largest fireworks display at Milwaukee's Summerfest lakefront music festival.

        The Company operates a leased, full service trucking fleet, which consists of 25 tractors, 40 refrigerated trailers and 6 dry trailers. The Company augments its transportation requirements with temporary leasing arrangements as conditions warrant. On January 1, 1996, the Company formed PW Trucking, Inc., a wholly-owned subsidiary, to provide contract and common carrier services throughout a seven-state Midwest territory for the Company and other companies. Revenues from unrelated parties generated by this business are expected to be nominal in 1996.

   Bottling Operations

        The Company bottles carbonated soft drinks, fruit drinks and drinking and distilled water under its Springtime label. The Company also bottles soft drinks for several regional beverage distributors on a contract basis. The Company supplies these products to its franchised and corporate supermarkets and independent supermarket customers. The Company's bottling facility occupies approximately 5,000 square feet within its Sheboygan warehouse and distribution center. The sale of these products accounted for less than 1% of the Company's 1995 net sales.

   Competition

        The wholesale and retail food industry is highly competitive. At the wholesale level, the Company competes with regional and national wholesalers, such as Fleming Companies, Inc., SuperValu Inc., Roundy's, Inc. and Nash Finch Co. In addition to price, product quality and variety, competitive factors include credit support to customers and the provision of various support services, such as advertising; accounting and financial services; merchandising; facilities engineering, design and project management; and retail technology support. The Company believes that the location of its Sheboygan warehouse and distribution facility and the wide range of support and marketing services provided to its franchised and corporate retail supermarkets allow it to provide prompt and efficient low-priced, high-quality products and important supplemental services to its franchised and corporate supermarkets and other customers.

        The degree of competition at the retail level varies with store location. In most of its franchised and corporate supermarket locations, the Company competes primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to the Company's franchisees. In its remaining supermarket locations, the Company competes with national and regional retail chain stores, such as Sentry Food Stores, Pick 'N Save, Cub Foods, Jewel Food Stores, Dominicks Finer Foods, Copp's Supermarkets and Kohl's Food Stores. Other competitors include the general merchandise, wholesale club and supercenter format stores of Wal-Mart Stores, Inc., K Mart Corp. and ShopKo. Principal retail competitive factors include price, product quality and variety, store location and appearance and the extent of a store's perishable product and service departments. The Company believes its supermarkets' emphasis on low-cost, high-quality products, community-based multi-media marketing and merchandising programs and a high degree of in-store customer service and friendliness provide its franchised and corporate supermarkets with a competitive advantage in many of their retail market areas.

        Certain of the Company's competitors at both the wholesale and retail level may have a competitive advantage resulting from utilizing lower-cost, non-union workforces. Certain of the Company's competitors have greater financial resources and marketing budgets than the Company. Also, certain competitors using the general merchandise, wholesale club format or supercenter format may choose to carry and market a less extensive variety of products for which they may choose to sell such items at a lower per unit cost than the Company.

   Employees

        As of December 30, 1995, the Company employed approximately 1,600 persons, of whom approximately 1,150 were employed in the operation of the Company's corporate retail supermarkets. A majority of the Company's corporate retail employees are employed on a part-time basis. Of the Company's remaining employees, approximately 225 are engaged in warehousing and trucking activities and the remainder are corporate and administrative personnel. The Company is currently negotiating new collective bargaining agreements covering approximately 75 retail clerks and meat cutters to replace agreements that expired in November 1995. The Company and employees are continuing to operate under the terms of the expired contract while the new contract is negotiated. Four separate collective bargaining agreements covering approximately 120 total retail clerks and meat cutters expire at different times throughout 1996. The Company's collective bargaining agreement covering the approximately 225 warehouse and trucking employees at its Sheboygan distribution facility expires in February 1997. The Company does not currently anticipate any strikes, work stoppages or slowdowns in connection with renewing such agreements.

   Item 1A.  Executive Officers of the Company.

                                        Positions and Offices with the
              Name and Age                          Company

    James H. Dickelman, 48  . . . .   Chairman of the Board, President
                                      and Chief Executive Officer

    John H. Dahly, 55 . . . . . . .   Executive Vice President, Chief
                                      Financial Officer, Treasurer and
                                      Secretary

    Michael R. Houser, 44 . . . . .   Senior Vice President--Marketing
                                      and Merchandising

    William K. Jacobson, 45 . . . .   Senior Vice President--Retail
                                      Operations

    Kenneth S. Folberg, 35  . . . .   Vice President--Logistics

    Larry D. Hayes, 53  . . . . . .   Vice President--Meat, Bakery and
                                      Deli Operations

    John S. Kwas, 56  . . . . . . .   Vice President--Grocery Procurement

    Thomas J. Timler, 38  . . . . .   Vice President--Business Systems
                                      Support Group

    Frank D. Welch, 55  . . . . . .   Vice President--Engineering and
                                      Assistant Secretary

        Messrs. Dickelman, Dahly, Houser and Jacobson are also members of the Company's Board of Directors.

        Executive officers are generally elected annually at the annual meeting of the Board of Directors held on the date of the Company's annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his prior death, resignation or removal.

        All of the Company's executive officers have served in the positions indicated or in other management positions with the Company for more than the last five years.

        Thomas H. Fox, formerly Senior Vice President--Director of Retail Operations and Robert A. Hobart, formerly Vice President--Director of Management Information Services, retired from the Company in March and January 1996, respectively.

   Item 2.   Properties.

        As is customary in the Company's industry, a substantial portion of the Company's capital assets are leased. As of December 30, 1995, the Company leased 17 of its corporate supermarkets and owned 2 supermarkets. The leased supermarkets range in size from 14,900 to 41,200 square feet, with an average of 29,060 square feet.

        The Company generally leases its supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years with several five-year renewal options. None of such existing lease arrangements contain Company repurchase options nor is the land underlying any of such supermarkets owned by the Company. No leases are scheduled to expire in 1996. As of December 30, 1995, the Company subleased 47 of its leased supermarkets, and leased 2 owned supermarkets, to independent operators who are wholesale customers of the Company and, except for one, are also franchisees.

        Renovations and expansions continue at 3 franchise retail operations. These renovations involve 1 addition to an existing franchise store, and 2 replacement franchise units. Additionally, two new market franchise retail operations are expected to be completed in 1996. These projects are expected to add approximately 49,000 square feet of store space.

        The Company owns its warehouse/distribution center and headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site owned by the Company. The facility provides approximately 30,500 square feet of space for offices and related activities, approximately 364,000 square feet of warehouse space and approximately 5,000 square feet for the Company's bottling facility. The Company also leases approximately 4,500 square feet of office space in Sheboygan under a five-year lease expiring at the end of 1997, which is used for customer support services.

        The Company owns approximately 22 acres of commercially zoned property in two Wisconsin communities. The Company has entered into brokerage arrangements for the development and sale of these properties.

   Item 3.   Legal Proceedings.

        There are no material legal proceedings to which the Company is a party or to which any of its property is subject, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of 1995.

   Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.


                                     PART II

   Item 5.   Market for the Company's Common Stock and Related Shareholder
             Matters.

        Pursuant to General Instruction G to Form 10-K ("Instruction G"), the information required by this Item is incorporated herein by reference from information included under the caption entitled "Company Business" set forth in the Company's 1995 Annual Report to Shareholders ("Annual Report").

   Item 6.   Selected Financial Data.

        Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Selected Five-Year Financial Highlights" set forth in the Annual Report.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Annual Report.

   Item 8.   Financial Statements and Supplementary Data.

        Pursuant to Instruction G, the Balance Sheets of the Company as of December 30, 1995 and December 31, 1994, the Statements of Shareholders' Investment, Earnings and Cash Flows for each of the three fiscal years in the period ended December 30, 1995, together with the related Notes to Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                    PART III

   Item 10.  Directors and Executive Officers of the Company.

        Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1995 annual meeting of shareholders ("Proxy Statement").

   Item 11.  Executive Compensation.

        Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the caption entitled "Executive Compensation" set forth in the Proxy Statement.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the captions entitled "Principal Shareholders" and "Election of Directors" set forth in the Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions.

        Pursuant to Instruction G, the information required by this Item is incorporated by reference from information under the caption entitled "Compensation and Stock Option Committee Interlocks and Insider Participation" set forth in the Proxy Statement.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  The following documents are filed as a part of this Form 10-K:

                                                          Page Reference
                                              Page         1995 Annual
                                            Reference         Report
    1.   Financial Statements.              Form 10-K    to Shareholders

         Balance Sheets as of December
         30, 1995 and December 31, 1994        --             10-11
         Statements of Shareholders'
         Investment, Earnings and Cash
         Flows for the fiscal years
         1995, 1994 and 1993                   --             10-12

         Notes to Financial Statements         --             13-19

         Report of Independent Public
         Accountants                           --               23

        The additional information referred to under "Financial Statement Schedules" below is filed as part of this Form 10-K and should be read in conjunction with the financial statements referred to above.

    2.   Financial Statement Schedules.

         Report of Independent Public                F-1             --
         Accountants
         Schedule VIII - Valuation and               F-2             --
         Qualifying Accounts and Reserves

        All other schedules have been omitted as not required or not applicable or the information required to be shown thereon is included in the financial statements and related notes.

   3.   Exhibits.

             (a) The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

             (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCHULTZ SAV-O STORES, INC.



   Date:  March 22, 1996              By   /s/  John H. Dahly
                                           John H. Dahly
                                           Executive Vice President
                                           and Chief Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities indicated as of the date indicated above.


   /s/  James H. Dickelman            /s/  Bernard S. Kubale
   James H. Dickelman, Chairman of    Bernard S. Kubale, Director
   Board, President, Chief
   Executive Officer and Director
   (Principal Executive Officer)


   /s/  John H. Dahly                 /s/  Martin Crneckiy, Jr.
   John H. Dahly, Executive Vice      Martin Crneckiy, Jr., Director
   President, Chief Financial Officer
   and Director (Principal Financial
   and Accounting Officer)



   /s/  Howard C. Dickelman           /s/  R. Bruce Grover
   Howard C. Dickelman, Director      R. Bruce Grover, Director



   /s/  William K. Jacobson           /s/  Michael R. Houser
   William K. Jacobson, Director      Michael R. Houser, Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES




   TO SCHULTZ SAV-O STORES, INC.:


   We have audited in accordance with generally accepted auditing standards, the financial statements included in Schultz Sav-O Stores, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
   This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin
   February 7, 1996.

                           SCHULTZ SAV-O STORES, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 1995, 1994 AND 1993


   Allowance for Doubtful Accounts--

     Changes in the allowance for doubtful accounts are summarized as follows:


                                 1995             1994           1993

    Balance, beginning of
     year                   $1,750,000        $1,750,000     $3,050,000
    Provision charged to
     earnings                2,079,000           526,000      4,143,000
    (Writeoffs), net of
     recoveries             (1,264,000)         (526,000)    (5,443,000)
                            ----------        ----------      ---------

    Balance, end of year    $2,565,000        $1,750,000     $1,750,000
                             =========         =========     ==========

                                  EXHIBIT INDEX

                           SCHULTZ SAV-O STORES, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995



    Exhibit
      No.                       Description

      3.1    Restated Articles of Incorporated, as amended.
             [Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.]

      3.2    By-Laws, as amended and restated as of January
             24, 1991.  [Incorporated by reference to Exhibit
             3.2 to the Company's Annual Report on Form 10-K for the year ended December 29, 1990.]

      4.1 Restated Articles of Incorporation, as amended (included as Exhibit 3.1). [Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.]

      4.2 Rights Agreement dated December 20, 1988 between the Company and First Bank (N.A.), Milwaukee,
             Wisconsin.  [Incorporated by reference to
             Exhibit 4 to the Company's Current Report on
             Form 8-K dated December 21, 1988.]

      4.3    Amendment to Rights Agreement dated February 2,
             1989 between the Company and First Bank (N.A.),
             Milwaukee, Wisconsin.  [Incorporated by
             reference to Exhibit 2 to the Company's Form 8 dated February 20, 1989.]

      4.4 Letter dated June 30, 1992 constituting appointment of Firstar Trust Company (f/k/a First Wisconsin Trust Company) as the successor rights agent under the Rights Agreement dated December 20, 1988, as amended. [Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K dated March 31, 1994.]
             As summarized in Notes (3) and (8) of the Notes to Financial Statements incorporated by reference from the Company's 1995 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K, the Company has various outstanding long-term debt and capital lease obligations. None of such obligations individually exceeds 10% of the Company's total assets. The Company hereby agrees to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

      10.1 Master Franchise Agreement, dated April 23, 1982, between Commodores Point Terminal Corporation and Piggly Wiggly Corporation. [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended January 1, 1982.]

      10.2   Agreement, dated August 1, 1982, between the
             Company and Commodores Point Terminal
             Corporation.  [Incorporated by reference to
             Exhibit 10.2 to the Company's Annual Report on
             Form 10-K for the year ended January 1, 1982.]

      10.3 Amendment to Master Franchise Agreement, dated October 15, 1982, between the Company and Piggly Wiggly Corporation. [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended January 1, 1982.]

      10.4 Form of Director/Officer Indemnity Agreement. [Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended January 2, 1988.] This Agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.5 Form of Key Executive Employment and Severance Agreement, dated as of October 19, 1990, between the Company and each of James H. Dickelman, John
             H. Dahly, and Michael R. Houser, and dated as of January 31, 1996, between the Company and William K. Jacobson. [Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 29, 1990.] This Agreement is required to be filed as an exhibit to this Form 10-K pursuant to
             Item 14(c) of Form 10-K.

      10.6   Membership and Licensing Agreement dated August
             1, 1973 by and between Topco Associates, Inc.
             (Cooperative) and the Company

      10.7 Articles of Incorporation of Topco Associates, Inc. (Cooperative). [Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.]

      10.8 Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1995.

      10.9 1990 Stock Option Plan, as amended as of March 17, 1993. [Incorporated by reference to exhibit
             10.10 to the Company's Annual Report on Form 10-K for the year ended January 2, 1993.] This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

     10.10 1995 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year December 31, 1994.] This Plan is required to be filed as an exhibit to this Form 10-K pursuant to
             Item 14(c) of Form 10-K.

     10.11 Schultz Sav-O Stores, Inc. Executive Benefit Restoration Plan. [Incorporated by reference to
             Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.] This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

     10.12 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan. [Incorporated by reference to
             Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.] This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       13    Portions of the 1995 Annual Report to
             Shareholders expressly incorporated by reference into this Form 10-K.

       23    Consent of Independent Public Accountants.

       27    Financial Data Schedule (EDGAR version only).

       99    Definitive Proxy Statement for 1995 Annual
             Meeting of Shareholders (filed with the
             Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this Form 10-K).