Form 10-Q
period 1996-04-20
SCHULTZ SAV O STORES INC
filed 1996-06-04
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 20, 1996

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

         As of May 24, 1996, 4,619,098 shares of common stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX


                                                                        PAGE
                                                                       NUMBER

        PART I - FINANCIAL INFORMATION

        Item 1. - Financial Statements

                  Unaudited Consolidated Balance Sheets                   3

                  Unaudited Consolidated Statements of Earnings           4

                  Unaudited Consolidated Statements of Cash Flows         5

                  Notes to Unaudited Consolidated Financial Statements    6

        Item 2. - Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              8

        PART II - OTHER INFORMATION

        Item 6. - Exhibits and Reports on Form 8-K                       10

        SIGNATURES                                                       10

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                 April 20       December 30
             ASSETS                                 1996            1995
   CURRENT ASSETS:
      Cash and equivalents                      $14,924,000     $14,424,000
      Accounts receivable                         6,762,000       5,562,000
      Inventories                                20,730,000      20,458,000
      Other current assets                        3,730,000       5,025,000
      Amounts currently receivable
       under capital sublease agreements            581,000         581,000
      Deferred income taxes                       3,504,000       3,504,000
                                                  ---------       ---------
          Total currents assets                  50,231,000      49,554,000

   AMOUNTS RECEIVABLE UNDER CAPITAL
    SUBLEASE AGREEMENTS                           9,185,000       9,361,000

   LEASED PROPERTY UNDER CAPITAL
    LEASES, net                                   3,005,000       3,089,000

   OTHER NONCURRENT ASSETS                        2,170,000       2,203,000

   PROPERTY AND EQUIPMENT, net                   22,253,000      22,827,000
                                                 ----------      ----------
          Total assets                          $86,844,000     $87,034,000
                                                 ==========      ==========
   LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:
      Accounts payable                          $13,463,000     $12,340,000
      Accrued liabilities-
          Employee benefits                       2,500,000       2,440,000
          Retail repositioning reserve            1,098,000       1,145,000
          Insurance related                       2,869,000       2,805,000
          Other                                   3,995,000       4,855,000
      Current maturities of long-term
       debt                                         310,000         337,000
      Current obligations under capital
       leases                                       777,000         777,000
                                                   --------        --------
          Total current liabilities              25,012,000      24,699,000
                                                 ----------      ----------
   DEFERRED INCOME TAXES                          2,060,000       2,060,000

   LONG-TERM DEBT                                 3,631,000       3,719,000

   CAPITAL LEASE OBLIGATIONS                     13,029,000      13,268,000

   SHAREHOLDERS' INVESTMENT:
      Preferred stock                                16,000          16,000
      Common stock                                  292,000         292,000
      Additional paid-in capital                 12,990,000      12,990,000
      Retained earnings                          41,744,000      40,855,000
                                                 ----------      ----------
          Total                                  55,042,000      54,153,000
      Less treasury stock                       (11,930,000)    (10,865,000)
                                                 ----------     -----------

          Total shareholders' investment         43,112,000      43,288,000
                                                 ----------      ----------
          Total liabilities and
           shareholders' investment             $86,844,000     $87,034,000
                                                 ==========     ===========

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                  For the 16-weeks ended

                                                  April 20     April 22
                                                    1996         1995

   NET SALES                                  $134,079,000    $132,278,000

   COSTS AND EXPENSES:
     Cost of products sold                     112,548,000     110,989,000
     Operating and administrative
        expenses                                19,417,000      19,255,000
                                                ----------      ----------
       Operating income                          2,114,000       2,034,000

     Interest expense                             (268,000)       (287,000)
     Interest income                               204,000         265,000
                                                 ---------       ---------
       Earnings before income taxes              2,050,000       2,012,000

   PROVISION FOR INCOME TAXES                      789,000         775,000
                                                ----------      ----------
       Net earnings                             $1,261,000      $1,237,000
                                                 =========       =========

   NET EARNINGS PER SHARE - PRIMARY
        AND FULLY DILUTED                            $0.26           $0.24
                                                     =====           =====

   CASH DIVIDENDS PAID PER SHARE
        OF COMMON STOCK                              $0.08           $0.03
                                                     =====           =====

   AVERAGE OUTSTANDING COMMON
        AND EQUIVALENT SHARES                    4,824,000       4,984,000
                                                 =========       =========

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      For the 16-weeks ended
                                                    April 20       April 22
                                                      1996            1995


   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                $1,261,000     $1,237,000

        Adjustments to reconcile net
         earnings to net cash flows
         from operating activities-
            Depreciation and amortization           1,352,000      1,408,000
            Other non-cash items                          -          154,000

        Changes in assets and liabilities-
            (Increase) in receivables              (1,200,000)    (1,137,000)
            (Increase) decrease in inventories       (272,000)     1,063,000
            Decrease in other current assets        1,295,000         48,000
            Increase in accounts payable            1,123,000      2,859,000
            (Decrease) in accrued liabilities        (810,000)    (1,614,000)
                                                    ---------      ---------
            Net cash flows from operating
             activities                             2,749,000      4,018,000
                                                   ----------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for property and equipment      (660,000)      (716,000)
        Receipt of principal amounts under
         capital sublease agreements and
         notes receivable                             176,000        159,000
        Proceeds from asset sales                       -            559,000
                                                    ---------       --------
            Net cash flows from investing
             activities                              (484,000)         2,000
                                                    ---------       --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment for acquisition of treasury
         stock                                     (1,065,000)      (620,000)
        Payment of cash dividends                    (373,000)      (155,000)
        Principal payments under capital
         lease obligations                           (239,000)      (220,000)
        Principal payments on long-term debt          (88,000)       (88,000)
                                                    ---------      ---------
            Net cash flows from financing
             activities                            (1,765,000)    (1,083,000)
                                                    ---------      ---------

   CASH AND EQUIVALENTS:
        Net increase                                  500,000      2,937,000
        Balance, beginning of period               14,424,000     14,310,000
        Balance, end of period                    $14,924,000    $17,247,000

   SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
        Cash paid during the period for-

            Interest                                 $297,000       $291,000
            Taxes                                     959,000      2,043,000

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   (1)  Basis of Presentation

   The financial statements include the accounts of Schultz Sav-O Stores, Inc. (referred to as "Company") and PW Trucking, Inc., a wholly-owned subsidiary that began operations on January 1, 1996. The subsidiary was created to provide contract and common carrier services for the Company and other companies in Sheboygan County throughout a seven-state Midwest territory. All significant inter-company accounts and transactions between the Company and its subsidiary have been eliminated.

   The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended December 30, 1995.

   (2)  Interest Expense

   Interest expense consists of the following:

                                           For the 16-weeks ended

                                           April 20     April 22
                                             1996         1995
   Interest expense:
           Long-term debt                  $120,000    $131,000
           Imputed - capital leases         148,000     156,000
                                            -------     -------
   Interest expense                        $268,000    $287,000
                                            =======     =======


   (3)  Other Current Assets

   Other current assets consists of following:

                                          April 20   December 30
                                             1996       1995

   Retail systems for resale
    and other assets                     $2,296,000  $1,979,000
   Land and building for resale             771,000   2,389,000
   Prepaid expenses                         663,000     657,000
                                          ---------   ---------
   Other current assets                  $3,730,000  $5,025,000
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

   (5)  Accounting Pronouncement

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which the Company adopted during the first quarter of fiscal 1996. As allowable under this pronouncement, the Company will continue to present financial statement information under APB Opinion 25. However, the Company will be required to provide additional disclosures of proforma net income and proforma earnings per share as if the fair value based method of accounting for stock options had been used to account for stock-based compensation cost.

   Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:


                                                   For the 16-weeks ended
                                                     April 20  April 22
                                                       1996      1995

   Cost of products sold . . . . . . . . . . .         83.9%     83.9%
   Operating and administrative expenses . . .         14.5      14.6
   Earnings before income taxes  . . . . . . .          1.5       1.5
   Net earnings  . . . . . . . . . . . . . . .          0.9       0.9



   Net sales for the 16-week period ended April 20, 1996 were $134,079,000 compared to the 16-week period ended April 22, 1995 net sales of $132,278,000. The increase of $1,801,000, or 1.4%, was due primarily to an increase in the Company's wholesale business volume, which more than offset the retail sales decline resulting from continued intense retail competition and from the continuing increase in the relative percentage of wholesale sales to retail sales. Since April 22, 1995, the Company has opened one new market franchise store in November 1995 and has sold one of its corporate stores and converted it to a franchise supermarket in February 1996. As of April 20, 1996, the Company had 67 franchised and 18 corporate supermarkets compared to 65 franchised and 19 corporate supermarkets at April 22, 1995.

   Consistent with the Company's business strategy to expand its wholesale business volume, the Company expects that the level of its wholesale sales will continue to increase relative to its total sales for the remainder of 1996. Currently, there are expansion or renovation projects at six franchise retail projects in various phases of planning or construction. These projects involve two franchise expansions, one new market franchise and three replacement franchise stores ranging in size from 21,000 to 35,000 square feet. Additionally, the Company continues to implement its new electronic card marketing program designed to increase customer savings without negatively impacting retail store gross margin, make grocery shopping easier and faster, and ultimately reward loyal customers. As of April 20, 1996, there were 19 franchise and corporate supermarkets on the program with another 11 stores planned to be added in June 1996.

   Cost of products sold, as a percent of sales, was 83.9% for the 16-week period ended April 20, 1996, unchanged from the same period in 1995.
   While the percentage did not change, total cost of products sold increased $1,559,000 for the first quarter of 1996 compared to the first quarter of 1995. The Company expects that its sales mix trend resulting from its greater emphasis on lower margin wholesale sales compared to higher margin retail sales will continue throughout 1996. This continuing emphasis is expected to result in a nominal decrease in gross margin for the rest of 1996.

   While operating and administrative expenses, as a percent of sales, decreased by 0.1% to 14.5% for the 16-week period ended April 20, 1996, compared to the same period in 1995, the nominal decrease was not as significant as otherwise would have resulted from the Company's changing sales mix. Total operating and administrative expenses increased $162,000 between the comparable periods. These results were due primarily to additional expenses incurred for the nonrealization of receivables from franchise customers caused by continuing highly competitive retail market conditions. It is likely that the Company will continue to incur these expenses until competitive market conditions stabilize. Additionally, the Company incurred expenses relating to the continuing implementation of its business system upgrades and electronic card marketing program. During the first quarter of 1996, the Company, however, continued to realize a reduction in expenses associated with the corporate retail supermarkets that have either been closed or sold and converted into franchise stores.

   The effective income tax rate for the first quarter ended April 20, 1996 was 38.5%, unchanged from the rate for the same quarter in 1995. The provision for income taxes during the 16-week periods ended April 20, 1996 and April 22, 1995 was $789,000 and $775,000, respectively.

   As a result of the foregoing, net earnings for the 16-weeks ended April 20, 1996 totaled $1,261,000, compared to $1,237,000 for the same period in 1995, or an increase of 2.0%. The Company's 1996 first quarter earnings per share increased by $0.02, or 8.3%, compared to the same period in 1995. Earnings per share increased on a percentage basis more than net earnings as a result of share repurchases effected during the first 16 weeks of 1996 which reduced the number of average shares outstanding for the quarter. The decrease in the average outstanding shares for the 16-week periods ended April 20, 1996 and April 22, 1995 was partially reduced due to the dilutive effect of stock options which were treated as common stock equivalents under the treasury stock method.

   Some of the Company's corporate retail supermarkets continue to be underperforming or noncompetitive in their respective marketplaces and, as a result, continue to incur operating losses. In order to further improve the Company's results of operations, the Company is continuing to evaluate various business alternatives relating to these operations, including, but not limited to, selling these corporate stores and converting them into franchise supermarkets, closing the stores or implementing other operational changes. Similar to prior fiscal years, implementation of these actions will likely result in the Company incurring certain repositioning charges involving the termination costs of replaced, closed or sold stores. While these charges may reduce the Company's reported net earnings for the period or periods in which the actions are taken, the Company believes that such actions will improve the Company's long-term profitability.



   Liquidity and Capital Resources

   Net cash inflows from operating activities for the 16-week period ended April 20, 1996 were $2,749,000, a decrease of $1,269,000 from the prior year 16-week period ended April 22, 1995. The decrease was attributable primarily to increased inventory purchases as well as smaller incremental increases in accounts payable. This difference was attributable to the timing of cash payments. The decrease was offset partially by the change in accrued liabilities primarily resulting from significant tax payments made by the Company during the first quarter of 1995.

   Net cash outflows from investing activities for the first quarter of 1996 totaled $484,000, compared to net cash inflows of $2,000 during the same period in 1995. The change was due primarily to proceeds from asset sales of $559,000 during the first quarter of 1995. Capital expenditures for property and equipment during the first quarter of 1996 totaled $660,000, compared to the 1995 first quarter total of $716,000. The Company has a 1996 capital budget of $3,300,000, of which, $2,640,000 remain for future expenditures. The Company anticipates financing these needs from internally generated capital.

   Net cash outflows from financing activities for the 16-week period ended April 20, 1996 were $1,765,000, compared to $1,083,000 during the same period in 1995. The increase in cash outflows was due principally to the $445,000 incremental cost of repurchasing common stock during the first quarter of 1996, compared to the first quarter of 1995. Additionally, cash dividends paid during the first quarter of 1996 totaled $373,000, an increase of $218,000 from the same period in 1995. As of April 20, 1996, the Company had available the entire amount of unsecured revolving bank credit facilities totaling $16,000,000.

   As a result of the foregoing, net cash increased $500,000 during the 16-weeks ended April 20, 1996, compared to an increase of $2,937,000 during the same period in 1995. In view of the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and the availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.

                          PART II  -  OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

             Exhibit 27 - Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the first quarter of fiscal 1996.



                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SCHULTZ SAV-O STORES, INC.
                                                    (Registrant)



     May 29, 1996                          /s/ John H. Dahly
        (Date)                             John H. Dahly, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer

                                  EXHIBIT INDEX

   Exhibit No.                  Description

      27                  Financial Data Schedule