Form 10-Q
period 1996-07-13
SCHULTZ SAV O STORES INC
filed 1996-08-27
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 13, 1996

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

                  _____________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report

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

      As of August 23, 1996, 4,619,098 shares of common stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                      INDEX
                                                                      PAGE
                                                                     NUMBER
      PART I - FINANCIAL INFORMATION:

      Item 1. - Financial Statements

                 Unaudited Consolidated Balance Sheets                  3

                 Unaudited Statements of Earnings                       4

                 Unaudited Statements of Cash Flows                     5

                 Notes to Unaudited Consolidated Financial Statements   6

        Item 2. - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8

        PART II - OTHER INFORMATION

        Item 4. - Submission of Matters to a Vote of Security Holders  11

        Item 6. - Exhibits and Reports on Form 8-K                     12

        SIGNATURES                                                     12

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                   July 13     December 30
                      ASSETS                         1996          1995
   CURRENT ASSETS:
     Cash and equivalents                        $17,296,000   $14,424,000
     Accounts receivable                           7,844,000     5,562,000
     Inventories                                  18,854,000    20,458,000
     Other current assets                          4,436,000     5,025,000
     Amounts currently receivable under
       capital sublease agreements                   581,000       581,000
     Deferred income taxes                         3,504,000     3,504,000
                                                 -----------   -----------
       Total currents assets                      52,515,000    49,554,000

   AMOUNTS RECEIVABLE UNDER CAPITAL
   SUBLEASE AGREEMENTS                             9,050,000     9,361,000

   LEASED PROPERTY UNDER CAPITAL LEASES, net       2,942,000     3,089,000

   OTHER NONCURRENT ASSETS                         2,149,000     2,203,000

   PROPERTY AND EQUIPMENT, net                    22,103,000    22,827,000
                                                 -----------   -----------
       Total assets                              $88,759,000   $87,034,000
                                                 ===========   ===========

       LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:
     Accounts payable                            $13,102,000   $12,340,000
     Accrued liabilities-
       Employee benefits                           2,531,000     2,440,000
       Retail repositioning reserve                1,076,000     1,145,000
       Insurance related                           3,196,000     2,805,000

       Other                                       5,296,000     4,855,000
     Current maturities of long-term debt            341,000       337,000
     Current obligations under capital leases        777,000       777,000
                                                 -----------   -----------
       Total current liabilities                  26,319,000    24,699,000
                                                 -----------   -----------
   DEFERRED INCOME TAXES                           2,060,000     2,060,000

   LONG-TERM DEBT                                  3,524,000     3,719,000

   CAPITAL LEASE OBLIGATIONS                      12,850,000    13,268,000

   SHAREHOLDERS' INVESTMENT:
     Preferred stock                                  16,000        16,000
     Common stock                                    292,000       292,000
     Additional paid-in capital                   12,990,000    12,990,000
     Retained earnings                            42,950,000    40,855,000
                                                 -----------   -----------
       Total                                      56,248,000    54,153,000
     Less treasury stock                         (12,242,000)  (10,865,000)
                                                 -----------   -----------
       Total shareholders' investment             44,006,000    43,288,000
                                                 -----------   -----------
       Total liabilities and
       shareholders' investment                  $88,759,000   $87,034,000
                                                 ===========   ===========

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

                        UNAUDITED STATEMENTS OF EARNINGS

                            For the 12-weeks ended    For the 28-weeks ended

                         July 13      July 15        July 13       July 15
                           1996         1995           1996          1995

   NET SALES           $105,544,000 $101,996,000  $239,623,000  $234,274,000

   COSTS AND EXPENSES:
     Cost of products
      sold               88,539,000   85,262,000   201,087,000   196,251,000
     Operating and
      administrative
      expenses           14,414,000   14,213,000    33,831,000    33,468,000
                        -----------  -----------   -----------   -----------
       Operating income   2,591,000    2,521,000     4,705,000     4,555,000

     Interest expense      (200,000)    (215,000)     (468,000)     (502,000)
     Interest income        172,000      225,000       376,000       490,000
                        -----------  -----------   -----------   -----------
      Earnings before
      income taxes        2,563,000    2,531,000     4,613,000     4,543,000

   PROVISION FOR
    INCOME TAXES            987,000      975,000     1,776,000     1,750,000
                        -----------  -----------   -----------   -----------
   NET EARNINGS          $1,576,000   $1,556,000    $2,837,000    $2,793,000
                         ==========   ==========    ==========    ==========
   NET EARNINGS PER
    SHARE - PRIMARY
    AND FULLY DILUTED         $0.33        $0.31         $0.59         $0.55
                         ==========   ==========    ==========    ==========
    CASH DIVIDENDS PAID
     PER SHARE OF
     COMMON STOCK             $0.08        $0.03         $0.16         $0.06
                         ==========   ==========    ==========    ==========
    AVERAGE OUTSTANDING
    COMMON AND
    EQUIVALENT SHARES     4,752,000    4,965,000     4,770,000     4,982,000
                         ==========   ==========    ==========    ==========

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                     For the 28-weeks ended
                                                      July 13     July 15
                                                        1996        1995

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                    $2,837,000  $2,793,000

     Adjustments to reconcile net earnings to net
       cash flows from operating activities-
        Depreciation and amortization                 2,393,000   2,426,000
        Other non-cash items                                  -     151,000

     Changes in assets and liabilities-
       (Increase) in receivables                     (2,282,000) (2,417,000)
       Decrease in inventories                        1,604,000   3,648,000
       Decrease (increase) in prepaids and
        other assets                                    594,000    (242,000)
       Increase in accounts payable                     762,000     999,000
       Increase (decrease) in accrued other
        current liabilities                             858,000    (586,000)
                                                     ----------  ----------
         Net cash flows from operating activities     6,766,000   6,772,000
                                                     ----------  ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment         (1,473,000) (1,365,000)
     Receipt of principal amounts under capital
       sublease agreements and notes receivable         311,000     279,000
     Proceeds from asset sales                                -     562,000

       Net cash flows from investing activities      (1,162,000)   (524,000)
                                                     ----------  ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury stock       (1,377,000)   (736,000)
     Payment of cash dividends                         (742,000)   (299,000)
     Principal payments under capital
       lease obligations                               (418,000)   (385,000)
     Principal payments on long-term debt              (195,000)   (191,000)
                                                     ----------  ----------
         Net cash flows from financing activities    (2,732,000) (1,611,000)
                                                     ----------  ----------
   CASH AND EQUIVALENTS:
     Net increase                                     2,872,000   4,637,000
     Balance, beginning of period                    14,424,000  14,310,000
                                                     ----------  ----------
     Balance, end of period                         $17,296,000 $18,947,000
                                                    =========== ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                        $505,000    $511,000
       Taxes                                          1,357,000   2,869,000

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

   (2)  Interest Expense

   Interest expense consists of the following:

                               For the 12-weeks ended  For the 28-weeks ended

                                   July 13     July 15     July 13    July 15
                                     1996        1995        1996      1995

     Long-term debt                 $88,000     $98,000    $208,000  $229,000
     Imputed - capital leases       112,000     117,000     260,000   273,000
                                    -------     -------     -------   -------
   Interest expense                $200,000    $215,000    $468,000  $502,000
                                   ========    ========    ========  ========
    (3)  Other Current Assets

   Other current assets consists
    of following:
                                   July 13   December 30
                                    1996       1995

   Retail systems and other
     assets for resale           $2,275,000   $1,979,000
   Land and building for resale   1,302,000    2,389,000
   Prepaid expenses                 859,000      657,000
                                 ----------   ----------
   Other current assets          $4,436,000   $5,025,000
                                 ==========   ==========

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

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:

                             For the 12-weeks ended   For the 28-weeks ended
                                  July 13   July 15    July 13    July 15
                                    1996     1995        1996      1995
   Cost of products sold            83.9%    83.6%       83.9%     83.8%
   Operating and administrative
        expenses                    13.7     13.9        14.1      14.3
   Earnings before income taxes      2.4      2.5         1.9       1.9
   Net earnings                      1.5      1.5         1.2       1.2

   Net sales for the 12- and 28-week periods ended July 13, 1996 were $105,544,000 and $239,623,000, respectively, compared to the same periods ended July 15, 1995 of $101,996,000 and $234,274,000. The increase of
   $3,548,000 and $5,349,000, or 3.5% and 2.3%, was due primarily to an increase in the Company's wholesale business volume, which more than offset the retail sales decline primarily attributable to the sale and conversion of the Plymouth, Wisconsin store in early 1996. Since July 15, 1995, the Company opened one new market franchise store in November 1995 and sold one of its corporate stores and converted it to a franchise supermarket in February 1996. As of July 13, 1996, the Company had 67 franchised and 18 corporate supermarkets compared to 65 franchised and 19 corporate supermarkets at July 15, 1995. Subsequent to July 13, 1996, the Company announced the closing of one of its corporate stores in Racine, Wisconsin, to be effective at the end of September 1996. Reserves for estimated charges associated with the closing were previously recorded. The Company does not expect to incur additional material charges relating to this closure.

   Consistent with the Company's business strategy to expand its wholesale volume, the Company expects that the level of its wholesale sales will continue to increase relative to its total sales for the remainder of 1996. Currently, there are expansion or renovation projects at 11 franchise retail stores in various phases of planning or construction. These projects involve four franchise expansions, three new market franchise and four replacement franchise stores. Additionally, the Company continues to implement its new electronic card marketing program designed to increase sales without negatively impacting retail store gross margin, by rewarding current customers and attracting new customers through the offering of "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. As of August 23, 1996, there were 37 franchise and corporate supermarkets on the program with another 14 stores planned for addition before fiscal year-end.

   Cost of products sold, as a percent of sales, increased by 0.3% and 0.1%, respectively, to 83.9% for both the 12- and 28-week periods ended July 13, 1996, compared to the same periods in 1995. The respective increases of $3,277,000 and $4,836,000 were the direct result of a reduction in the amount of higher margin retail sales compared to lower margin wholesale sales. The Company expects that its sales mix trend resulting from its greater emphasis on lower margin wholesale sales compared to higher margin retail sales will continue throughout 1996. This continuing emphasis is expected to result in a nominal decrease in gross margin for the remainder of 1996.

   Operating and administrative expenses, as a percent of sales, decreased by 0.2% for both the 12- and 28-week periods ended July 13, 1996, compared to the same periods in 1995. Total operating and administrative expenses increased $201,000 and $363,000, respectively, for these periods. The nominal percentage decrease was not as significant as otherwise would have resulted from the Company's changing sales mix due primarily to additional expenses incurred from the nonrealization of receivables from franchise customers. This circumstance was caused by continuing highly competitive retail market conditions. It is likely that the Company will continue to incur these expenses until competitive market conditions stabilize. Additionally, the Company incurred expenses relating to the continuing implementation of its business system upgrades at both the wholesale and retail levels including, among others, the continuing successful roll-out of the electronic card marketing program. During the first half of 1996, the Company, however, continued to realize a reduction in expenses associated with the corporate retail supermarkets that have either been closed or sold and converted into franchise stores.

   The effective income tax rate for both the 12- and 28-week periods ended July 13, 1996 was 38.5%, unchanged from the rate for the same periods in 1995. The provision for income taxes during the 12- and 28-week periods ended July 13, 1996 was $987,000 and $1,776,000, compared to $975,000 and
   $1,750,000 for the same periods in 1995.

   As a result of the foregoing, net earnings for the 12- and 28-weeks ended July 13, 1996 totaled $1,576,000 and $2,837,000 compared to $1,556,000 and
   $2,793,000 for the same periods in 1995, or increases of 1.3% and 1.6%, respectively. The Company's earnings per share for the 12- and 28-week periods ended July 13, 1996 increased by $0.02 and $0.04, or 6.5% and 7.3%, respectively, compared to the same periods in 1995. Earnings per share increased on a percentage basis more than net earnings as a result of treasury share purchases which reduced the number of average shares outstanding for the first half of 1996.

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

   Liquidity and Capital Resources

   Net cash inflow from operating activities for the 28-week period ended July 13, 1996 was $6,766,000, a nominal decrease of $6,000 over the prior year 28-week period ended July 15, 1995 cash inflow of $6,772,000. The slight decrease was caused by smaller reductions in inventory purchases offset, almost entirely, by substantial decreases in prepaid and other current assets as well as large increases in accrued liabilities. These differences resulted primarily from the timing of cash payments and receipts.

   Net cash outflow from investing activities for the 28-week period ended July 13, 1996 totaled $1,162,000, compared to $524,000 during the same period in 1995. The change was due primarily to proceeds of $562,000 from asset sales during the first half of 1995. Capital expenditures for property and equipment during the first half of 1996 totaled $1,473,000 compared to $1,365,000 for the same period in 1995. The Company has a 1996 capital budget of $3,300,000, of which approximately $1,800,000 remain for future expenditures. The Company anticipates financing these needs from internally generated capital.

   Net cash outflow from financing activities for the 28-week period ended July 13, 1996 was $2,732,000, compared to $1,611,000 during the same period in 1995. The increase in cash outflows was due principally to the increase in common stock repurchased by the Company during the first half of 1996, compared to the first half of 1995. Additionally, cash dividends paid during the first half of 1996 totaled $742,000, an increase of $443,000 from the same period a year ago. As part of the Company's ongoing efforts to enhance shareholder value, quarterly cash dividends paid to shareholders will increase from $.08 per share to $.10 per share, effective for the third quarter of fiscal 1996.

   As a result of the foregoing, net cash increased $2,872,000 during the 28-weeks ended July 13, 1996, compared to an increase of $4,637,000 during the same period in 1995. The Company believes that its financial condition provides it with adequate flexibility to fund anticipated capital requirements and working capital needs without adversely affecting its financial position or liquidity.

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed in this Management's Discussion and Analysis are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   PART II - OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

   The Company's 1996 annual meeting of shareholders was held on Wednesday, May 8, 1996. At the meeting, the shareholders re-elected John H. Dahly, Martin Crneckiy, Jr. and R. Bruce Grover to the Company's Board of Directors for three-year terms expiring at the Company's 1999 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 20, 1996 recorded date for the annual meeting, 4,653,598 shares of Common Stock were outstanding and eligible to vote. Of these 4,052,706 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:

                                      For                    Withheld
   Name                        Votes     Percentage      Votes    Percentage

   John H. Dahly            4,035,784       99.6%        16,922       0.4%

   Martin Crneckiy, Jr.     4,035,684       99.6%        17,022       0.4%

   R. Bruce Grover          4,034,464       99.5%        18,242        0.5%

   The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

   Of the 4,052,706 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the ratification of Arthur Andersen LLP as the Company's 1996 independent auditors:

             For                    Against                  Abstained
       Votes     Percentage    Votes     Percentage     Votes     Percentage

     4,036,694      99.6%      9,695         0.2%       6,317     0.2%

   No other matters were brought before the meeting for a shareholder vote.

   Item 6.   Exhibits and Reports on Form 8-K

     (a)     Exhibits.

        Exhibit 27 - Financial Data Schedule.

     (b) No reports of Form 8-K were filed by the Company during the second quarter of fiscal 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SCHULTZ SAV-O STORES, INC.
                                            (Registrant)


   August 23, 1996                 /s/ John H. Dahly
   (Date)                          John H. Dahly, Executive Vice President,
                                   Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

   Exhibit No.              Description

        27                  Financial Data Schedule