Form 10-Q
period 1996-10-05
SCHULTZ SAV O STORES INC
filed 1996-11-15
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 5, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

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

                ________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report

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

      As of November 13, 1996, 4,619,098 shares of common stock, $0.05 par value, were issued and outstanding.

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

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                 October 5     December 30
                       ASSETS                       1996           1995
   CURRENT ASSETS:
      Cash and equivalents                      $15,850,000    $14,424,000
      Accounts receivable                         8,475,000      5,562,000
      Inventories                                20,941,000     20,458,000
      Other current assets                        5,236,000      5,025,000
      Receivable under capital sublease             581,000        581,000
      Deferred income taxes                       3,504,000      3,504,000
                                                -----------    -----------
          Total currents assets                  54,587,000     49,554,000

   LONG-TERM RECEIVABLE UNDER CAPITAL SUBLEASE    8,916,000      9,361,000

   LEASED PROPERTY UNDER CAPITAL LEASES, net      2,879,000      3,089,000

   OTHER NONCURRENT ASSETS                        2,128,000      2,203,000

   PROPERTY AND EQUIPMENT, net                   22,547,000     22,827,000
                                                -----------    -----------
   TOTAL ASSETS                                 $91,057,000    $87,034,000
                                                ===========    ===========
      LIABILITIES AND SHAREHOLDERS' INVESTMENT

   CURRENT LIABILITIES:
      Accounts payable                          $14,989,000    $12,340,000
      Accrued liabilities:
          Employee benefits                       2,402,000      2,440,000
          Retail repositioning reserve            1,053,000      1,145,000
          Insurance related                       3,309,000      2,805,000
          Other                                   5,008,000      4,855,000
      Current maturities of long-term debt          320,000        337,000
      Current obligations under capital leases      777,000        777,000
                                                -----------    -----------
          Total current liabilities              27,858,000     24,699,000
                                                -----------    -----------
   DEFERRED INCOME TAXES                          2,060,000      2,060,000

   LONG-TERM DEBT                                 3,469,000      3,719,000

   CAPITAL LEASE OBLIGATIONS                     12,670,000     13,268,000

   SHAREHOLDERS' INVESTMENT:
      Preferred stock                                     -         16,000
      Common stock                                  292,000        292,000
      Additional paid-in capital                 12,990,000     12,990,000
      Retained earnings                          43,960,000     40,855,000
                                                -----------    -----------
                                                 57,242,000     54,153,000
      Treasury stock                            (12,242,000)   (10,865,000)
                                                -----------    -----------

          Total shareholders' investment         45,000,000     43,288,000
                                                -----------    -----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   INVESTMENT                                   $91,057,000    $87,034,000
                                                ===========    ===========

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

                        UNAUDITED STATEMENTS OF EARNINGS


                         For the 12-weeks ended    For the 40-weeks ended
                          October 5    October 7    October 5    October 7
                            1996         1995         1996         1995

   NET SALES            $105,383,000  $99,373,000 $345,006,000 $333,647,000

   COSTS AND EXPENSES:
     Cost of products
      sold                88,737,000   83,109,000  289,824,000  279,360,000
     Operating and
      administrative
      expenses            14,254,000   14,027,000   48,085,000   47,495,000
                         -----------  -----------  -----------  -----------
       Operating income    2,392,000    2,237,000    7,097,000    6,792,000

     Interest expense       (200,000)    (213,000)    (668,000)    (715,000)
     Interest income         201,000      230,000      577,000      720,000
                         -----------  -----------  -----------  -----------

       Earnings before
        income taxes       2,393,000    2,254,000    7,006,000    6,797,000

   PROVISION FOR
    INCOME TAXES             921,000      869,000    2,697,000    2,619,000
                         -----------  -----------  -----------  -----------
   NET EARNINGS         $  1,472,000  $ 1,385,000 $  4,309,000 $  4,178,000
                         ===========   ==========  ===========  ===========
   NET EARNINGS PER
    SHARE - PRIMARY
    AND FULLY DILUTED   $       0.31  $      0.28 $       0.90 $       0.83
                         ===========   ==========  ===========  ===========
   CASH DIVIDENDS
    PAID PER SHARE      $       0.10  $      0.08 $       0.26 $       0.14
                         ===========   ==========  ===========  ===========
   AVERAGE OUTSTANDING
    COMMON AND
    EQUIVALENT SHARES      4,770,000    4,952,000    4,783,000    5,019,000
                         ===========   ==========  ===========  ===========

                     SCHULTZ SAV-O STORES, INC. & SUBSIDIARY

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                    For the 40-weeks ended
                                                  October 5       October 7
                                                     1996            1995

   Cash Flows from Operating Activities:
      Net earnings                               $4,309,000      $4,178,000

      Adjustments to reconcile net earnings to
       net cash flows from operating activities:
         Depreciation and amortization            3,408,000       3,450,000
         Other non-cash items                             -         119,000
      Changes in assets and liabilities:
         (Increase) in receivables               (2,913,000)     (1,497,000)
         (Increase) decrease in inventories        (483,000)        758,000
         (Increase) in prepaids and other assets   (207,000)     (2,826,000)
         Increase in accounts payable             2,649,000       1,815,000
         Increase in other accrued liabilities      527,000         479,000
                                                 ----------      ----------

      Net cash provided by operating activities   7,290,000       6,476,000
                                                 ----------      ----------

   Cash Flows from Investing Activities:
      Expenditures for property and equipment    (2,885,000)     (2,065,000)
      Collection of capital sublease and
       notes receivables                            445,000         398,000
      Proceeds from asset sales                      38,000         599,000
                                                 ----------      ----------

      Net cash used in investing activities      (2,402,000)     (1,068,000)
                                                 ----------      ----------

   Cash Flows from Financing Activities:
      Acquisition of treasury stock              (1,377,000)     (2,642,000)
      Dividends paid                             (1,204,000)       (675,000)
      Principal payments under capital
       lease obligations                           (598,000)       (549,000)
      Principal payments on long-term debt         (267,000)       (267,000)
      Redemption of preferred stock                 (16,000)              -
                                                 ----------      ----------

      Net cash used in financing activities      (3,462,000)     (4,133,000)
                                                 ----------      ----------

      Net increase                                1,426,000       1,275,000
      Cash and equivalents at beginning of year  14,424,000      14,310,000
                                                 ----------      ----------

      Cash and equivalents at end of period     $15,850,000     $15,585,000
                                                 ==========      ==========
   Supplemental Cash Flow Disclosures:
      Interest paid                                $704,000        $723,000
      Income taxes paid                           2,924,000       3,369,000

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

   (2)  Interest Expense

   Interest expense consists of the following:

                              For the 12-weeks ended   For the 40-weeks ended

                                October 5   October 7    October 5  October 7
                                   1996        1995        1996       1995

      Long-term debt             $  88,000  $  96,000    $ 296,000  $ 325,000
      Imputed - capital leases     112,000    117,000      372,000    390,000
                                 ---------  ---------    ---------  ---------

                                 $ 200,000  $ 213,000    $ 668,000  $ 715,000
                                 =========  =========    =========  =========

   (3)  Other Current Assets

   Other current assets consists of the following:

                                                    October 5   December 30
                                                        1996        1995

      Retail systems and other assets for resale   $ 1,950,000  $ 1,979,000
      Land and building for resale                   2,307,000    2,389,000
      Prepaid expenses                                 979,000      657,000
                                                   -----------  -----------
                                                   $ 5,236,000  $ 5,025,000
                                                   ===========  ===========

   (4)  Accounting Pronouncement

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

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:

   -------------------------------------------------------------------------
                              For the 12-weeks ended  For the 40-weeks ended
                                 October 5  October 7   October 5   October 7
                                    1996      1995       1996        1995
   Cost of products sold            84.2%     83.6%      84.0%       83.7%
   Operating and administrative
    expenses                        13.5      14.1       13.9        14.2
   Earnings before income taxes      2.3       2.3        2.0         2.0
   Net earnings                      1.4       1.4        1.2         1.3

   -------------------------------------------------------------------------

   Net sales for the 12- and 40-week periods ended October 5, 1996 were $105,383,000 and $345,006,000, respectively, compared to net sales in the respective periods ended October 7, 1995 of $99,373,000 and $333,647,000. The increase of $6,010,000 and $11,359,000, or 6.0% and 3.4% respectively, was due to an increase in the Company's wholesale business volume, which more than offset the retail sales decline primarily attributable to the sale of the Plymouth, Wisconsin store and its conversion to a franchise unit in February 1996 and the closing of a Racine, Wisconsin store in September 1996. Since October 7, 1995, the Company has opened two new market franchise stores in November 1995 and August 1996, respectively.
   As of October 5, 1996, the Company had 68 franchised and 17 corporate supermarkets compared to 65 franchised and 19 corporate supermarkets at October 7, 1995. Subsequent to October 5, 1996, the Company closed its underperforming corporate store in Stevens Point, Wisconsin. This closing will have an immaterial impact on the sales and profitability of the Company during the remainder of 1996. Reserves for estimated charges associated with store closing have previously been recorded within the financial statements in accordance with generally accepted accounting principles. The Company does not expect to incur additional material charges relating to these closures.

   Consistent with the Company's business strategy to expand its wholesale volume, the Company expects that the level of its wholesale sales will continue to increase relative to its total sales for the remainder of 1996. Currently, there are expansion or renovation projects at 14 retail stores in various phases of planning or construction. These projects involve five franchise expansions, four replacement franchise stores, three new market franchise stores, one franchise store remodeling project and one new corporate store in an existing market. Additionally, the Company continues to implement its new electronic card marketing program, designed to increase sales without negatively impacting retail store gross margin. This program is designed to reward current customers and attracting new customers through the offering of "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The current success of the card marketing program has translated in additional sales for participating retail stores and, as a result, increased wholesale volume. As of October 5, 1996, there were 44 franchise and corporate supermarkets on the program with another six stores planned for addition before fiscal year-end.

   Cost of products sold, as a percent of sales, increased by 0.6% and 0.3%, respectively, to 84.2% and 84.0% for the 12- and 40-week periods ended October 5, 1996, compared to the same periods in 1995. The respective increases of $5,628,000 and $10,464,000 were the direct result of a reduction in the amount of higher margin retail sales compared to lower margin wholesale sales. The Company expects that its sales mix trend resulting from its greater emphasis on lower margin wholesale sales compared to higher margin retail sales will continue throughout 1996. This continuing emphasis is expected to result in a nominal decrease in gross margin for the remainder of 1996.

   Operating and administrative expenses, as a percent of sales, decreased by 0.6% and 0.3% for both the 12- and 40-week periods ended October 5, 1996, compared to the same periods in 1995. Total operating and administrative expenses increased $227,000 and $590,000, respectively, for these periods. The percentage decrease, which resulted from the Company's changing sales mix was offset, in part, by additional expenses incurred from the nonrealization of receivables from franchise customers. This circumstance was caused by continuing highly competitive retail market conditions. It is likely the Company will continue to incur these expenses until competitive market conditions stabilize Additionally, the Company incurred expenses relating to the continuing implementation of its business system upgrades at both the wholesale and retail levels including, among others, the continuing successful roll-out of the electronic card marketing program. During the first three quarters of 1996, the Company, however, continued to realize a reduction in expenses associated with the corporate retail supermarkets that have either been closed or sold and converted into franchise stores.

   The effective income tax rate for both the 12- and 40-week periods ended October 5, 1996 was 38.5%, unchanged from the rate for the same periods in 1995. The provision for income taxes during the 12- and 40-week periods ended October 5, 1996 was $921,000 and $2,697,000, compared to $869,000 and $2,619,000 for the same periods in 1995.

   As a result of the foregoing, net earnings for the 12- and 40-weeks ended October 5, 1996 totaled $1,472,000 and $4,309,000 compared to $1,385,000 and $4,178,000 for the same periods in 1995, or increases of 6.3% and 3.1%, respectively. The Company's earnings per share for the 12- and 40-week periods ended October 5, 1996 increased by $0.03 and $0.07, or 10.7% and 8.4%, respectively, compared to the same periods in 1995. Earnings per share increased on a percentage basis more than net earnings as a result of treasury share purchases which reduced the number of average outstanding common and equivalent shares for the first three quarters of 1996.

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


   Liquidity and Capital Resources

   Net cash provided by operating activities for the 40-week period ended October 5, 1996 was $7,290,000, an increase of $814,000 over the prior year 40-week period ended October 5, 1995 cash inflow of $6,476,000. The increase was caused by smaller increases in prepaids and other current assets as well as larger accounts payable increases offset, in part, by larger accounts receivable increases and increased inventory purchases. These differences resulted primarily from the timing of cash payments and receipts.

   Net cash used in investing activities for the 40-week period ended October 5, 1996 totaled $2,402,000, compared to $1,068,000 during the same period in 1995. The change was due primarily to the absence in the 1996 period of proceeds of $599,000 from asset sales during the first three quarters of 1995, as well as increased capital expenditures during 1996. Capital expenditures for property and equipment during the first three quarters of 1996 totaled $2,885,000 compared to $2,065,000 for the same period in 1995. The Company has a 1996 capital budget of $3,300,000, of which approximately $400,000 remains budgeted for future expenditures during the remainder of 1996. The Company anticipates financing these needs from internally generated capital.

   Net cash used in financing activities for the 40-week period ended October 5, 1996 was $3,462,000, compared to $4,133,000 during the same period in 1995. The decrease in cash outflows was due principally to the reduction in common stock repurchased by the Company during the first three quarters of 1996, compared to the same period of 1995. This decrease was offset, in part, by increased cash dividends paid through the third quarter of 1996 compared to 1995. Cash dividends paid through October 5, 1996 were $1,204,000, compared to $675,000 for the same period in 1995. As part of the Company's ongoing efforts to enhance shareholder value, quarterly cash dividends paid to shareholders were increased from $.08 per share to $.10 per share, effective for the third quarter of fiscal 1996.

   As a result of the foregoing, net cash increased $1,426,000 during the 40-weeks ended October 5, 1996, compared to an increase of $1,275,000 during the same period in 1995. The Company believes that its financial condition provides it with adequate flexibility to fund anticipated capital requirements and working capital needs without adversely affecting its financial position or liquidity.

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

             Exhibit 27 - Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the third quarter of fiscal 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCHULTZ SAV-O STORES, INC.
                                               (Registrant)


     November 14, 1996         /s/ John H. Dahly
      (Date) John H. Dahly, Executive Vice President, Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

        Exhibit No. 27           Description
                            Financial Data Schedule