Form 10-Q
period 1997-04-19
SCHULTZ SAV O STORES INC
filed 1997-05-29
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 19, 1997

   OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________to________________

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

        Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   the filing requirements for the past 90 days.  Yes [ X ]    No [  ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
   court.  Yes [  ]    No  [  ]

   APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of May 27, 1997, 4,588,598 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                               FORM 10-Q INDEX


                                                                      PAGE
                                                                     NUMBER

        PART I   FINANCIAL INFORMATION

        Item 1.    Financial Statements

                       Unaudited Consolidated Balance Sheets             3

                       Unaudited Consolidated Statements of Earnings     4

                       Unaudited Consolidated Statements of
                         Cash Flows                                      5

                       Notes to Unaudited Consolidated Financial
                         Statements                                      6

        Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           8

        PART II   OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K                       11

        SIGNATURES                                                       11

                         PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                             April 19,     December 28,
   Assets                                       1997           1996

   Current assets:

        Cash and equivalents               $27,364,000      $7,531,000
        Receivables                          8,758,000       5,676,000
        Inventories                         20,421,000      22,316,000
        Other current assets                 3,895,000       3,367,000
        Deferred income taxes                3,824,000       3,824,000
                                             ---------       ---------
             Total current assets           64,262,000      62,714,000

   Noncurrent receivable under
     capital subleases                       8,071,000       8,239,000

   Property under capital leases, net       2,984,000        3,073,000

   Other noncurrent assets                   2,127,000       2,402,000

   Property and equipment, net              20,817,000      21,544,000
                                           -----------     -----------
   Total Assets                            $98,261,000     $97,972,000
                                           ===========     ===========

   Liabilities and Shareholders' Investment

   Current liabilities:
        Accounts payable                   $21,235,000     $20,332,000
        Accrued salaries and   benefits      4,014,000       4,189,000
        Accrued insurance                    3,482,000       3,328,000
        Retail repositioning reserve           881,000         852,000
        Other accrued liabilities            2,636,000       3,692,000
        Current obligations under capital
             leases                            702,000         702,000
        Current maturities of long-term
             debt                              340,000         345,000
                                           -----------     -----------
             Total current liabilities      33,290,000      33,440,000
                                           -----------     -----------

   Long-term obligations under capital
        leases                              12,139,000      12,368,000

   Long-term debt                            3,262,000       3,375,000

   Deferred income taxes                     1,754,000       1,754,000

   Shareholders' investment:
        Common stock                           292,000         292,000
        Additional paid-in capital          13,428,000      13,331,000
        Retained earnings                   46,776,000      45,654,000
        Treasury stock                     (12,680,000)    (12,242,000)
                                            ----------     -----------
          Total shareholders' investment    47,816,000      47,035,000

   Total Liabilities and Shareholders'
        Investment                         $98,261,000     $97,972,000
                                           ===========     ===========

                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                                                For the 16-weeks ended

                                                April 19,      April 20,
                                                   1997           1996

   Net sales                                  $138,826,000   $134,079,000

   Costs and expenses:
        Cost of products sold                  116,749,000    112,548,000
        Operating and administrative
             expenses                           19,500,000     19,417,000
                                               -----------    -----------

   Operating income                              2,577,000      2,114,000

   Interest expense                               (263,000)      (268,000)
   Interest income                                 266,000        204,000
                                               -----------    -----------

   Earnings before income taxes                  2,580,000      2,050,000

   Provision for income taxes                      993,000        789,000
                                               -----------    -----------
   Net earnings                                 $1,587,000     $1,261,000
                                               ===========    ===========
   Net earnings per share - primary
   and fully diluted                                 $0.33          $0.26
                                               ===========    ===========
   Cash dividends paid per share
        of common stock                              $0.10          $0.08
                                               ===========    ===========
   Weighted average common shares
        outstanding                              4,802,000      4.831,000
                                               ===========    ===========

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the 16-weeks ended

                                                April 19,     April 20,
                                                  1997          1996

   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings                            $1,587,000     $1,261,000

        Adjustments to reconcile net
        earnings to net cash flows from
        operating activities
             Depreciation and amortization       1,307,000      1,352,000

        Changes in assets and liabilities
             Receivables                        (3,082,000)    (1,200,000)
             Inventories                         1,895,000       (272,000)
             Other current assets                 (285,000)     1,295,000
             Accounts payable                      903,000         87,000
             Accrued liabilities                (1,053,000)      (810,000)
                                               -----------    -----------
                  Net cash flows from
                  operating activities           1,272,000      1,713,000
                                               -----------    -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for property and
             equipment                            (487,000)      (660,000)
        Receipt of principal amounts
             under capital sublease
             agreements                            168,000        176,000
        Proceeds from asset sales                  125,000          -
                                               -----------    -----------
                  Net cash flows from
                  investing activities            (194,000)      (484,000)
                                               -----------    -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:

        Payment for acquisition of treasury
             stock                                (602,000)    (1,065,000)
        Payment of cash dividends                 (465,000)      (373,000)
        Principal payments under capital lease
             obligations                          (229,000)      (239,000)
        Proceeds from exercise of stock
             options                               164,000          -
        Principal payments on long-term
             debt                                 (113,000)       (88,000)
                                                ----------     ----------
                  Net cash flows from
                  financing activities          (1,245,000)    (1,765,000)
                                                ----------     ----------
   CASH AND EQUIVALENTS:
        Net decrease                              (167,000)      (536,000)
        Balance, beginning of period            27,531,000     21,593,000
                                                ----------     ----------
        Balance, end of period                 $27,364,000    $21,057,000
                                                ==========     ==========

                           SCHULTZ SAV-O STORES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   (1)  Basis of Presentation

   The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended December 28, 1996.

   (2)  Interest Expense

    Interest expense consists of the          For the 16-weeks ended
    following:                                April 19,    April 20,
                                                1997         1996
   Interest expense:
        Long-term debt                      $ 110,000       $120,000
        Imputed - capital leases              153,000        148,000
                                            ---------     ----------
   Interest expense                          $263,000       $268,000
                                            =========     ==========

   (3)  Other Current Assets

   Other current assets consist of            April 19,    December 28,
   following:                                   1997         1996

   Property held for resale                $1,789,000       $940,000
   Retail systems for resale and
     other assets                             956,000      1,308,000
   Prepaid expenses                           646,000        615,000
   Receivable under capital sublease          504,000        504,000
                                           ----------     ----------
   Other current assets                    $3,895,000     $3,367,000
                                           ==========     ==========

   (4)  Supplementary Disclosure of Cash Flow
        Information

   Interest and taxes paid included in the Company's cash flow from operations were as follows:


                                            April 19,        April 20,
                                              1997             1996

   Interest paid                        $     295,000        $297,000
   Taxes paid                               1,990,000         959,000


   (5)  Earnings per Share

   In the first quarter of 1997, the Financial Accounting Standards Board
   (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Company does not anticipate that the adoption of this statement will have any material impact on its consolidated financial statements.

   (6)  Reclassification

   Certain 1996 amounts previously reported have been reclassified to conform to the 1997 presentation.

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

   Results of Operations

   Selected costs and results as a percent of net sales:



                                            For the 16-weeks ended

                                             April 19,   April 20,
                                               1997         1996

   Cost of products sold . . . . . . . . .     84.1%       83.9%
   Operating and administrative expenses .      14.0        14.5
   Earnings before income taxes  . . . . .       1.9         1.5
   Net earnings  . . . . . . . . . . . . .       1.1         0.9

   Net Sales

   Net sales for the 16-week period ended April 19, 1997 were $138,826,000 compared to the 16-week period ended April 20, 1996 net sales of $134,079,000. The increase of $4,747,000, or 3.5%, was due primarily to the continuing emphasis on wholesale sales, coupled with increases in same-store franchise and corporate retail sales. The increased wholesale business volume resulted primarily from the continuing roll-out of the Piggly Wiggly Preferred Club electronic card marketing program and completion of four major franchise facility projects since August 1996. Retail sales in January were particularly strong and were attributable, in part, to the success of the Green Bay Packers throughout the playoffs and Super Bowl. Additionally, performance improvements continued within corporate retail operations resulting in increased sales at nearly all stores. The total sales increase was attained despite the sale and conversion of one corporate store to a franchise unit in February 1996 and the closure of two smaller, outdated and underperforming corporate retail supermarkets in September and October, respectively. As of April 19, 1997, the Company had 68 franchised and 16 corporate supermarkets compared to 67 franchised and 18 corporate supermarkets at April 20, 1996.

   Consistent with the Company's business strategy to expand its wholesale business volume, the Company expects that the level of its wholesale sales will continue to increase relative to its total sales for the remainder of 1997. Since the end of the first quarter, the Company has converted one existing retail store in Milton, Wisconsin served by a wholesale competitor into a Piggly Wiggly franchise. Additionally, the Company has also opened one new market franchise supermarket in DePere, Wisconsin in May. These two new market stores combined totaled more than 53,000 square feet of aggregate selling space. Currently, there are expansion or renovation projects at 12 retail projects in various phases of planning or construction, with completions scheduled throughout 1997 and 1998. These projects involve two franchise remodeling, three franchise replacement stores, four franchise expansions, one new market franchise and one new market corporate store. These retail facility projects will yield an increase of approximately 150,000 square feet of aggregate selling space, or an increase of more than 100% of the current aggregate selling space. Additionally, the Company continues to implement its new electronic card marketing program designed to increase customer savings without negatively impacting retail store gross margin. This program is designed to reward current customers and attract new customers through the offering of "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The current success of the card marketing program has translated into additional sales for participating retail stores and, as a result, increased wholesale volume. As of May 20, 1997, the Piggly Wiggly Preferred Club card is operational in 72 stores, with the remaining units scheduled to be fully operational by September 1997.

   Cost of Products Sold

   Cost of products sold, as a percent of sales, increased 0.2% to 84.1% for the 16-week period ended April 19, 1997, compared to the same period in 1996. This minimal increase was principally attributable to the increasing amount of lower margin wholesale sales relative to total sales. The Company expects this sales mix trend resulting from its greater emphasis on lower margin wholesale sales compared to higher margin retail sales to continue throughout 1997. This continuing emphasis is expected to result in a nominal decrease in gross margin for the rest of 1997 compared to 1996 levels.

   Operating and Administrative Expenses

   Operating and administrative expenses amounted to 14.0% of net sales for the 16-weeks ended April 19,1997, compared to 14.5% for the same period in 1996. While the percentage decreased, total operating and administrative expenses increased nominally by $83,000, or 0.4%, between periods. Due to the increased sales, certain variable expenses such as wages and salaries increased. These incremental variable expenses, however, were offset by the elimination of certain operating expenses resulting from the sale and conversion of one corporate store into a franchise supermarket in February 1996 and the closure of two smaller, outdated and underperforming corporate stores in September and October, respectively.

   Net Earnings

   After applying an effective tax rate of 38.5% to earnings before income taxes, net earnings for the 16-week ended April 19, 1997, increased 25.9% to $1,587,000 compared with net earnings of $1,261,000 for the same period in 1996. With improvements in sales and productivity, the Company's net earnings-to-sales ratio for the 16-weeks ended April 19, 1997 improved to 1.14%, compared to 0.94% for the same period in 1996. This is the first time the Company has exceeded 1.0% in net margin for the first quarter. Additionally, the first quarter 1997 earnings per share increased 26.9% to $0.33 from $0.26 for the same period in 1996. The number of consecutive quarters showing increases in net earnings over the prior year's quarter has been extended to 17. On a percentage basis, earnings per share increased slightly more than net earnings due to additional share repurchases, net of stock option exercises, during the first 16 weeks of 1997 which reduced the number of weighted average shares outstanding.

   Due to the highly competitive nature of the industry, certain of the Company's franchise operators and corporate retail stores continue to experience operational difficulties in their respective marketplaces. As a result, the Company continues to incur receivable realization charges from its underperforming franchise operators. Additionally, the Company continues to evaluate various business alternatives relating to the operations of its underperforming corporate retail stores. The Company's business alternatives include the sale and subsequent conversion of these stores into franchise units, the closing of noncompetitive stores or the implementation of other operational changes. Similar to prior years, implementation of these changes may result in the Company incurring certain repositioning or restructuring charges involving the termination costs of replaced, closed or sold stores. These actions can negatively impact net earnings in the short-term, but management believes that such actions will help improve the Company's long-term profitability.

   Liquidity and Capital Resources

   The Company's operating results continue to enhance its strong financial position. The primary source of liquidity for the 16-weeks ended April 19, 1997 was cash generated from operations. Cash provided by operating activities during the first 16 weeks was $1,272,000, compared to $1,713,000 for the same period in 1996. The decreases in cash flow from operations between periods was due principally to three factors: (a) the Company's receivable balance increased significantly due to timing of cash receipts and increase in short-term financing to its wholesale customers for the purchases of new store equipment; (b) the Company incurred substantial estimated tax payments during the first quarter of 1997; and
   (c) the Company incurred land acquisition and building construction costs for the new market corporate store scheduled to be completed by the end of 1997. The cash flow from operations has enabled the Company to internally fund its capital expenditures and pay for cash dividends.

   Net cash outflows from investing activities for the first 16 weeks of 1997 totaled $194,000, compared to net cash outflows of $484,000 during the same period in 1996. The decrease in cash outflows was due primarily to lower capital expenditures for the first 16 weeks of 1997 compared to the same period in 1996. The Company has a 1997 capital budget of $5,200,000, of which approximately $4,713,000 remain for future expenditures in 1997. The Company anticipates financing these needs from internally generated capital.

   Net cash outflows from financing activities for the 16-week period ended April 19, 1997 were $1,245,000, compared to $1,765,000 during the same period in 1996. The decrease in cash outflows was due principally to a the reduction in common stock repurchased by the Company during the first quarter of 1997, compared to the first quarter of 1996. Total cash dividend payout increased 25% from $0.08 per share or $373,000 for the first quarter of 1996 to $0.10 per share or $465,000 for the same period in 1997. As of April 19, 1997, the Company had available the entire amount of unsecured revolving bank credit facilities totaling $16,000,000.

   The Company has obtained an amendment to its loan agreement increasing the available accumulated earnings base amount to $12,263,000. This amendment allows the Company to carry out its 1997 stock repurchase plan of up to $5,000,000 of its outstanding Common Stock. At April 19, 1997, under the Company's loan agreements, $8,926,000 of retained earnings were available for the payment of cash dividends and other restricted payments.

   In summary, cash and equivalents decreased $167,000 during the 16-weeks ended April 19, 1997, compared to an increase of $500,000 during the same period in 1996. In view of the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and the availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.

   PART II     OTHER INFORMATION


   Item 6.    Exhibits and Reports on Form 8-K

       (a)    Exhibits.

        Exhibit 27   Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the first quarter of fiscal 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SCHULTZ SAV-O STORES, INC.
                                         (Registrant)


     May 28, 1997                   /s/ John H. Dahly
        (Date)                      John H. Dahly, Executive Vice President,
                                      Chief Financial Officer and Treasurer