Form 10-Q
period 1997-07-12
SCHULTZ SAV O STORES INC
filed 1997-08-18
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 12, 1997

                                       OR

   __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _____________

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

                           Registrant's telephone number
                         including area code 920-457-4433


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

        As of August 14, 1997, 4,549,261 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                               FORM 10-Q INDEX
                                                                      PAGE
                                                                     NUMBER

        PART I   FINANCIAL INFORMATION

        Item 1.   Financial Statements

        Unaudited Consolidated Balance Sheets                           3

        Unaudited Consolidated Statements of Earnings                   4

        Unaudited Consolidated Statements of Cash Flows                 5

        Notes to Unaudited Consolidated Financial Statements            6

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            8

        PART II   OTHER INFORMATION                                    10

        Item 6.   Exhibits and Reports on Form 8-K                     11

        SIGNATURES                                                     11

                         PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                 July 12,      December 28,
                    Assets                        1997              1996
   Current assets:
        Cash and equivalents                 $ 29,059,000      $ 27,531,000
        Receivables                            10,354,000         5,676,000
        Inventories                            19,837,000        22,316,000
        Other current assets                    4,174,000         3,367,000
        Deferred income taxes                   3,824,000         3,824,000
                                             ------------      ------------
        Total current assets                   67,248,000        62,714,000

   Noncurrent receivable under
    capital subleases                           7,949,000         8,239,000

   Property under capital leases, net           2,918,000         3,073,000

   Other noncurrent assets                      2,079,000         2,402,000

   Property and equipment, net                 20,166,000        21,544,000
                                             ------------      ------------

   Total Assets                              $100,360,000      $ 97,972,000
                                             ============       ===========

            Liabilities and Shareholders' Investment
   Current liabilities:
        Accounts payable                     $ 21,987,000      $ 20,332,000
        Accrued salaries and benefits           4,361,000         4,189,000
        Accrued insurance                       3,417,000         3,328,000
        Retail repositioning reserve            1,490,000           852,000
        Other accrued liabilities               3,051,000         3,692,000
        Current obligations under
          capital leases                          734,000           702,000
        Current maturities of long-term debt      315,000           345,000
                                             ------------      ------------
        Total current liabilities              35,355,000        33,440,000

   Long-term obligations under capital leases  11,959,000        12,368,000

   Long-term debt                               3,208,000         3,375,000

   Deferred income taxes                        1,754,000         1,754,000

   Shareholders' investment:
        Common stock                              292,000           292,000
        Additional paid-in capital             13,428,000        13,331,000
        Retained earnings                      48,108,000        45,654,000
        Treasury stock                        (13,744,000)      (12,242,000)
                                             ------------      ------------
          Total shareholders' investment       48,084,000        47,035,000
                                             ------------      ------------
          Total Liabilities and
          Shareholders' Investment           $100,360,000       $97,972,000
                                             ============       ===========

                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                            For the 12-weeks ended    For the 28-weeks ended+


                           July 12,       July 13,     July 12,     July 13,
                               1997           1996         1997         1996

   Net sales           $109,844,000   $105,544,000 $248,670,000 $239,623,000

   Costs and expenses:
     Cost of products
      sold               92,647,000     88,539,000  209,396,000  201,087,000
     Operating and
     administrative
     expenses            14,364,000     14,414,000   33,864,000   33,831,000
                        -----------    -----------  -----------  -----------
   Operating income       2,833,000      2,591,000    5,410,000    4,705,000


   Interest expense        (195,000)      (200,000)    (458,000)    (468,000)
   Interest income          274,000        172,000      540,000      376,000
                        -----------    -----------  -----------  -----------

   Earnings before
   income taxes           2,912,000      2,563,000    5,492,000    4,613,000

   Provision for
   income taxes           1,121,000        987,000    2,114,000    1,776,000
                        -----------    -----------  -----------  -----------

   Net earnings        $  1,791,000   $  1,576,000 $  3,378,000 $  2,837,000
                        ===========    ===========  ===========  ===========

   Net earnings
    per share -
    primary and
    fully diluted      $       0.37   $       0.33 $       0.70 $       0.59
                        ===========    ===========  ===========  ===========

   Cash dividends
    paid per share
    of common stock    $       0.10   $       0.08 $       0.20 $       0.16
                        ===========    ===========  ===========  ===========

   Weighted average
   common shares
   outstanding            4,799,000      4.752,000    4,830,000    4.770,000
                        ===========    ===========  ===========  ===========

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the 28-weeks ended
                                                   July 12,       July 13,
                                                     1997           1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                              $ 3,378,000    $ 2,837,000

        Adjustments to reconcile net earnings
         to net cash flows from operating
         activities
        Depreciation and amortization               2,193,000      2,393,000

        Changes in assets and liabilities
          Receivables                              (4,678,000)    (2,282,000)
          Inventories                               2,479,000      1,604,000
          Other current assets                       (518,000)       594,000
          Accounts payable                          1,818,000        (67,000)
          Accrued liabilities                         325,000        858,000
                                                   ----------     ----------
            Net cash flows from
             operating activities                   4,997,000      5,937,000
                                                   ----------     ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for property and equipment      (887,000)    (1,473,000)
        Receipt of principal amounts under
         capital sublease agreements                  271,000        311,000
        Proceeds from asset sales                     117,000            -
                                                   ----------     ----------
            Net cash flows from
             investing activities                    (499,000)    (1,162,000)
                                                   ----------     ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment for acquisition of treasury stock  (1,666,000)    (1,377,000)
        Payment of cash dividends                    (924,000)      (742,000)
        Principal payments under capital
         lease obligations                           (377,000)      (418,000)
        Principal payments on long-term debt         (167,000)      (195,000)
        Proceeds from exercise of stock options       164,000            -
                                                   ----------     ----------
            Net cash flows from financing
             activities                            (2,970,000)    (2,732,000)
                                                   ----------     ----------
   CASH AND EQUIVALENTS:
        Net increase                                1,528,000      2,043,000
        Balance, beginning of period               27,531,000     21,593,000
                                                   ----------     ----------
        Balance, end of period                    $29,059,000    $23,636,000
                                                  ===========    ===========
   SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                             $   491,000    $   505,000
        Income taxes paid                           2,997,000      1,357,000

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

   (2)  Interest Expense

   Interest expense consists of the following:

                              For the 12-weeks ended  For the 28-weeks ended
                                   July 12,  July 13,   July 12,   July 13,
                                     1997       1996       1997      1996
   Interest expense:
      Long-term debt               $80,000    $88,000   $190,000   $208,000
      Imputed - capital leases     115,000    112,000    268,000    260,000
                                  --------   --------   --------   --------
   Interest expense               $195,000   $200,000   $458,000   $468,000
                                  ========   ========   ========   ========

   (3)  Other Current Assets

   Other current assets consist of following:      July 12,    December 28,
                                                     1997          1996
   Property held for resale                      $2,250,000     $  940,000
   Retail systems for resale and other assets       530,000      1,308,000
   Prepaid expenses                                 871,000        615,000
   Receivable under capital subleases               523,000        504,000
                                                 ----------     ----------
   Other current assets                          $4,174,000     $3,367,000
                                                 ==========     ==========

   (4)  Earnings per Share

   In the first quarter of 1997, the Financial Accounting Standards Board
   (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Company does not anticipate that the adoption of this statement will have any material impact on its consolidated financial statements.

   (5)  Reclassification

   Certain 1996 amounts previously reported have been reclassified to conform to the 1997 presentation.

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Results of Operations

   Selected costs and results as a percent of net sales:

   ------------------------------------------------------------------------
                             For the 12-weeks ended  For the 28-weeks ended
                                July 12,  July 13,      July 12,  July 13,
                                  1997      1996          1997      1996
   Cost of products sold         84.34%    83.89%        84.21%    83.92%
   Operating and
    administrative expenses      13.08     13.66         13.62     14.12
   Earnings before income taxes   2.65      2.43          2.21      1.93
   Net earnings                   1.63      1.49          1.36      1.18

   ------------------------------------------------------------------------

   Net Sales

   Net sales for the 12- and 28-week periods ended July 12, 1997 were $109,844,000 and $248,670,000, respectively, compared to $105,544,000 and
   $239,623,000 in the same periods ended July 13, 1996, respectively. The increases of $4,300,000 and $9,047,000, or 4.07% and 3.78%, were due primarily to the Company's continuing emphasis on wholesale business volume, coupled with increases in same store franchise and corporate retail sales. The increased wholesale business volume resulted mainly from the continuing roll-out and success of the Piggly Wiggly Preferred Club electronic card marketing program. The Company also added a new franchise retail supermarket in Milton, Wisconsin which was previously served by a wholesale competitor. Additionally, the Company completed five major Wisconsin franchise facility projects in Hubertus, Edgerton, Lodi, Plymouth and DePere since July 1996. These completed projects resulted in an aggregate of nearly 90,000 additional retail store square footage or an increase of 150% at the five stores. In addition to the increased wholesale volume, corporate retail operations have shown notable performance improvements in sales and gross margin at nearly all stores. As of July 12, 1997, the Company had 70 franchise and 16 corporate supermarkets compared to 67 franchise and 18 corporate supermarkets at July 13, 1996.

   Consistent with the Company's business strategy to expand its wholesale business volume, the Company expects that the level of its wholesale sales will continue to modestly increase relative to its total sales for the remainder of 1997. Since the end of the 1997 second quarter, the Company has completed a franchise retail expansion project in Manitowoc, Wisconsin. This facility project increased the aggregate square footage by nearly 50%. Currently, there are expansion or renovation projects at eight retail operations in various phases of planning or construction. These projects involve one franchise remodeling, three franchise expansions, one new market franchise, one new market corporate and two replacement franchise stores. Additionally, the Company continues to implement the Piggly Wiggly Preferred Club electronic card marketing program designed to increase sales without negatively impacting retail store gross margin, by rewarding current customers and attracting new customers through the offering of "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. As of July 12, 1997, there were 81 franchise and corporate supermarkets on the card marketing program with the remainder scheduled to be fully operational by September 1997.

   Cost of Products Sold

   Cost of products sold, as a percent of sales, increased by 0.45% and 0.29%, respectively, to 84.34% and 84.21% for both the 12- and 28-week periods ended July 12, 1997, compared to the same periods in 1996. The respective increases of $4,108,000 and $8,309,000 were the result of a reduction in the amount of higher margin retail sales compared to lower margin wholesale sales. The Company expects that its sales mix trend resulting from its greater emphasis on lower margin wholesale sales compared to higher margin retail sales will continue throughout 1997. This continuing emphasis is expected to result in a nominal decrease in gross margin for the remainder of 1997.

   Operating and Administrative Expenses

   Operating and administrative expenses, as a percent of sales, amounted to 13.08% and 13.62% for the 12- and 28-week periods ended July 12, 1997, compared to 13.66% and 14.12% for the same period in 1996. While the ratio of operating and administrative expenses relative to sales for both periods decreased nominally, total operating and administrative expenses for both the 12- and 28-week periods ended July 12, 1997 were consistent with last year's prior periods. Due to increased sales, certain variable expenses such as wages and salaries and benefits also increased. These increased variable expenses, however, were principally offset by the elimination of certain operating expenses resulting from the closure of two smaller, outdated and underperforming corporate stores in September and October 1996, respectively.

   Net Earnings

   The effective income tax rate for both the 12- and 28-week periods ended July 12, 1997 was 38.5%, unchanged from the rate for the same periods in 1996. The provision for income taxes during the 12- and 28-week periods ended July 12, 1997 was $1,121,000 and $2,114,000, compared to $987,000 and $1,776,000 for the same periods in 1996. With improvements in sales and productivity, the Company's net earnings-to-sales ratio for the 12- and 28-week periods ended July 12, 1997 improved to 1.63% and 1.36%, respectively, compared to 1.49% and 1.18% for the same periods in 1996.

   As a result of the foregoing, net earnings for the 12- and 28-weeks ended July 12, 1997 totaled $1,791,000 and $3,378,000 compared to $1,576,000 and
   $2,837,000 for the same periods in 1996, or increases of 13.6% and 19.1%, respectively. Net earnings per share for the 12- and 28-week periods ended July 12, 1997 increased 12.1% to $0.37 compared with $0.33 in 1996 , and 18.6% to $0.70 compared with $0.59 in 1996.

   During the second quarter of 1997, the Company recorded a pretax charge to operations of $700,000 for projected expenses to terminate a noncompetitive franchise operation in Plover, Wisconsin. The Company expects the closure of this franchise store to occur during the third quarter of 1997. Additionally, on June 27, 1997, the Company discontinued its Springtime bottling operations and entered into arrangements with independent private label vendors for future productions. A charge to operations of $275,000 was recorded in the first quarter of 1997 when management made the decision to terminate the bottling operations. The effect of these charges during the first half of 1997 was equivalent to $0.12 per share.

   Certain Company corporate and franchise retail supermarkets continue to be underperforming or noncompetitive in their respective marketplaces and, as a result, continue to incur operating losses. In order to further improve the Company's results of operations, the Company continues to evaluate various business alternatives relating to these operations, including, but not limited to, selling these corporate stores and converting them into franchise supermarkets, closing the stores or implementing other operational changes. Similar to prior fiscal years, implementation of these actions will likely result in the Company incurring certain repositioning charges involving the termination costs of replaced, closed or sold stores. While these repositioning charges may decrease the Company's reported net earnings for the period or periods in which the actions are taken, the Company believes that such actions will improve the Company's long-term profitability.

   Liquidity and Capital Resources

   The primary source of liquidity for the 28-week period ended July 12, 1997 was cash generated from operating activities. Cash provided by operating activities was $4,997,000, a decrease of $940,000 over the prior year 28-week period ended July 13, 1996 cash inflow of $5,937,000. The decrease in cash flows from operating activities was due primarily to three factors: (a) the Company's receivable balance increased over the same period in 1996 due to an increase in short-term financing to franchise operators for the purchase of various equipment; (b) because of higher earnings, the Company has been required to pay substantial estimated tax payments during the first half of 1997; and (c) the Company incurred land acquisition and building constructions costs for the new market corporate store slated to be open in October 1997. The cash flow from operations has enabled the Company to internally fund its capital expenditures and cash dividends.

   Net cash outflow from investing activities for the 28-week period ended July 12, 1997 totaled $499,000, compared to $1,162,000 during the same period in 1996. The change was due primarily to a substantial decrease in capital expenditures for business system hardware and software during the first half of 1997, compared to the same period in 1996. The Company has a 1997 capital budget of $5,200,000, of which approximately $4,313,000 remain for future expenditures. The Company anticipates financing these needs from internally generated capital.

   Net cash outflow from financing activities for the 28-week period ended July 12, 1997 was $2,970,000, compared to $2,732,000 during the same period in 1996. The increase in cash outflows was due principally to the increase in common stock repurchased by the Company during the first half of 1997, compared to the first half of 1996. At July 12, 1997, the Company had repurchased nearly 100,000 shares at an aggregate cost of approximately $1,670,000. Additionally, cash dividends paid during the first half of 1997 totaled $924,000 or $0.20 per share, an increase of $182,000 or 25% from the same period a year ago.

   The Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend and simultaneously increased the amount of regular quarterly cash dividends by 5% to $0.07 per share on a post-stock split basis. The Company's regular quarterly cash dividend prior to the announced stock split was $0.10 per share on a pre-stock split basis. Both the stock dividend and cash dividend will be paid on September 5, 1997 to shareholders of record on August 20, 1997. Fractional shares otherwise issuable pursuant to the stock split will be paid in cash. The cash dividend will be paid on a post-stock split basis. Prior to the announced stock split, the Company had 4,549,261 shares outstanding.
   After the three-for-two split, the Company will have approximately 6,824,000 shares outstanding.

   In summary, cash and equivalents increased $1,528,000 during the first half of 1997, compared to an increase of $2,043,000 during the same period in 1996. Due to the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.

                          PART II     OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

   The Company's 1997 annual meeting of shareholders was held on Wednesday, May 14, 1997. At the meeting, the shareholders re-elected Howard C. Dickelman and Michael R. Houser to the Company's Board of Directors for three-year terms expiring at the Company's 2000 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 26, 1997 recorded date for the annual meeting, 4,623,098 shares of Common Stock were outstanding and eligible to vote. Of these 4,014,640 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:

                                   For                 Withheld

   Name                     Votes    Percentage    Votes     Percentage

   Howard C. Dickelman    4,000,391    99.6%       14,249       0.4%

   Michael R. Houser      4,003,715    99.7%       10,925       0.3%

   The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

   Of the 4,014,640 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the ratification of Arthur Andersen LLP as the Company's 1997 independent public accountants:

             For                    Against                Abstained
        Votes   Percentage     Votes    Percentage     Votes    Percentage

      3,992,861   99.5%        8,245       0.2%        13,534      0.3%

   No other matters were brought before the meeting for a shareholder vote.


   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

        Exhibit 27   Financial Data Schedule.

   (b)  No reports of Form 8-K were filed by the Company during the first half of fiscal 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCHULTZ SAV-O STORES, INC.
                                 (Registrant)


       August 14, 1997           /s/ John H. Dahly
        (Date)                   John H. Dahly, Executive Vice President,
                                 Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

   Exhibit No.         Description

     27           Financial Data Schedule