Form 10-Q
period 1997-10-04
SCHULTZ SAV O STORES INC
filed 1997-11-18
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended October 4, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________to_____________

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

        Indicate by check mark v whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
   Yes   X    No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark v whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
   confirmed by a court.  Yes _______    No  ________

   APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of November 11, 1997, 6,818,879 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX

                                                                  PAGE
                                                                 NUMBER

   PART I    FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheets                  3

             Unaudited Consolidated Statements of Earnings          4

             Unaudited Consolidated Statements of Cash Flows        5

             Notes to Unaudited Consolidated Financial
               Statements                                           6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                             7

   Item 6.   Exhibits and Reports on Form 8-K                       10

   SIGNATURES                                                       10

                         PART I   FINANCIAL INFORMATION

                          Item 1.  Financial Statements
                           SCHULTZ SAV-O STORES, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                          October 4,           December 28,
   Assets                                   1997                  1996

   Current assets:
     Cash and equivalents                $28,437,000          $27,763,000
     Receivables                          12,128,000            5,676,000
     Inventories                          19,415,000           22,316,000
     Other current assets                  5,970,000            3,367,000
     Deferred income taxes                 3,824,000            3,824,000
                                         ------------        ------------
       Total current assets               69,774,000           62,946,000

   Noncurrent receivable under
   capital subleases                       7,866,000            8,239,000

   Property under capital leases,
   net                                      2,810,000           3,073,000

   Other noncurrent assets                  2,058,000           2,402,000

   Property and equipment, net             19,716,000          21,544,000
                                          -----------        ------------
   Total Assets                          $102,224,000         $98,204,000
                                          ===========        ============

   Liabilities and Shareholders' Investment

   Current liabilities:
     Accounts payable                     $24,970,000         $20,564,000
     Accrued salaries and benefits          4,703,000           4,189,000
     Accrued insurance                      3,487,000           3,328,000
     Retail repositioning reserve           1,741,000             852,000
     Other accrued liabilities              1,148,000           3,692,000
     Current obligations under
       capital leases                         747,000             702,000
     Current maturities of long-term
       debt                                   263,000             345,000
                                          -----------        ------------
         Total current liabilities         37,059,000          33,672,000

   Long-term obligations under
   capital leases                          11,783,000          12,368,000

   Long-term debt                           3,183,000           3,375,000

   Deferred income taxes                    1,754,000           1,754,000

   Shareholders' investment:
     Common stock, $0.05 par value
       Authorized: 20,000,000 shares
       Issued: 8,750,342 as of
       October 4, 1997 and 5,833,570
       as of December 28, 1996                438,000             292,000
     Additional paid-in capital            13,940,000          13,331,000
     Retained earnings                     49,251,000          45,654,000
     Treasury stock at cost Held:
       1,931,463 as of October 4, 1997
       and 1,214,472 as of
       December 28, 1996                  (15,184,000)        (12,242,000)
                                         ------------       -------------
   Total shareholders' investment          48,445,000          47,035,000
                                         ------------       -------------
   Total Liabilities and Shareholders'
   Investment                            $102,224,000         $98,204,000
                                         ============       =============



                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS



                                                               For the 12-weeks ended                 For the 40-weeks ended

                                                         October 4,            October 5,          October 4,       October 5,
                                                             1997                 1996              1997                1996
          Net sales
                                                        $105,826,000         $105,383,000        $354,496,000       $345,006,000
          Costs and expenses:
             Cost of products sold                        89,409,000           88,737,000         298,805,000        289,824,000
             Operating and administrative expenses        13,763,000           14,254,000          47,627,000         48,085,000
                                                        ------------         ------------        ------------       ------------
          Operating income                                 2,654,000            2,392,000           8,064,000          7,097,000

          Interest expense                                  (195,000)            (200,000)           (653,000)          (668,000)
          Interest income                                    362,000              201,000             902,000            577,000
                                                        ------------         ------------        ------------       ------------
          Earnings before income taxes                     2,821,000            2,393,000           8,313,000          7,006,000

          Provision for income taxes                       1,087,000              921,000           3,201,000          2,697,000
                                                        ------------         ------------        ------------       ------------
          Net earnings                                    $1,734,000           $1,472,000          $5,112,000         $4,309,000
                                                        ============         ============        ============       ============
          Net earnings per share - primary and
             fully diluted                                     $0.24                $0.21               $0.71              $0.60
                                                        ============         ============        ============       ============
          Cash dividends paid per share
             of common stock                                  $0.070               $0.067              $0.203             $0.173
                                                        ============         ============        ============       ============
          Weighted average common shares
             outstanding                                   7,175,000            7,155,000           7,241,000          7,174,000
                                                        ============         ============        ============       ============

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               For the 40-weeks ended

                                           October 4,          October 5,
                                              1997               1996

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                          $5,112,000          $4,309,000
     Adjustments to reconcile net
       earnings to net cash flows
       from operating activities
         Depreciation and other noncash
           items                            3,326,000           3,408,000

   Changes in assets and liabilities
     Receivables                           (6,452,000)         (2,913,000)
     Inventories                            2,901,000            (483,000)
     Other current assets                  (2,304,000)           (207,000)
     Accounts payable                       4,406,000           1,966,000
     Accrued liabilities                     (373,000)            527,000
                                          -----------         -----------
       Net cash flows from
       operating activities                 6,616,000           6,607,000

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property
       and equipment                       (1,325,000)         (2,885,000)
     Receipt of principal amounts
       under capital sublease
       agreements                             388,000             445,000
     Proceeds from asset sales                120,000              38,000
                                           ----------          ----------
       Net cash flows from investing
       activities                            (817,000)         (2,402,000)
                                           ----------          ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury
       stock                               (3,727,000)         (1,377,000)
     Payment of cash dividends             (1,401,000)         (1,204,000)
     Proceeds from exercise of stock
       options                                817,000                   -
     Principal payments under capital
       lease obligations                     (540,000)           (598,000)
     Principal payments on long-term
       debt                                  (274,000)           (267,000)
     Redemption of preferred stock                  -             (16,000)
                                          -----------         -----------
         Net cash flows from financing
         activities                        (5,125,000)         (3,462,000)
                                          -----------         -----------
   CASH AND EQUIVALENTS:
     Net increase                             674,000             743,000
     Balance, beginning of period          27,763,000          21,593,000
                                          -----------         -----------
     Balance, end of period               $28,437,000         $22,336,000
                                          ===========         ===========

   SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                           $686,000            $704,000

     Income taxes paid                      4,582,000           2,924,000

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


   (2)  Interest Expense

                                               For the 12-weeks ended                   For the 40-weeks ended
                                             October 4,       October 5,             October 4,         October 5,
                                               1997              1996                1997                 1996
    Long-term debt                            $80,000          $88,000               $270,000           $296,000
    Imputed - capital leases                  115,000          112,000                383,000            372,000
                                             --------         --------               --------           --------
    Interest expense                         $195,000         $200,000               $653,000           $668,000
                                             ========         ========               ========           ========

   (3)  Other Current Assets
                                                   October 4,      December 28,
                                                      1997            1996

          Property held for resale                 $4,117,000        $940,000
          Prepaid expenses                          1,030,000         615,000
          Receivable under capital subleases          531,000         504,000
          Retail systems for resale and other
          assets                                      292,000       1,308,000
                                                   ----------      ----------
          Other current assets                     $5,970,000      $3,367,000
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

   (5)  Shareholders' Investment

   On July 25, 1997, the Company's Board of Directors declared a three-for-two stock split on the Company's Common Stock, effected in the form of a 50% stock dividend distributed on September 5, 1997 to shareholders of record on August 20, 1997. All references in the financial statements to per share amounts and average number of shares have been restated.

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

   Results of Operations


   Selected costs and results as a percent of net sales:

                                        For the 12-weeks ended                 For the 40-weeks ended
                                     October 4,         October 5,          October 4,       October 5,
                                        1997               1996               1997             1996
    Cost of products sold              84.49%             84.20%             84.29%            84.01%
    Operating and administrative
      expenses                         13.01              13.53              13.44             13.94
    Earnings before income taxes        2.67               2.27               2.35              2.03
    Net earnings                        1.64               1.40               1.44              1.25


   Net Sales

   Net sales for the 12- and 40-week periods ended October 4, 1997 were $105,826,000 and $354,496,000, respectively, compared to $105,383,000 and
   $345,006,000 for the same periods ended October 5, 1996. These nominal increases of $443,000 and $9,490,000, or 0.42% and 2.75%, respectively, were due principally to the Company's continuing emphasis on wholesale business volume, coupled with increases in same store retail sales. The increased wholesale business volume resulted mainly from the recently completed roll-out and success of the Piggly Wiggly Preferred Club electronic card marketing program. Additionally, the Company has completed six major Wisconsin franchise facility projects in Hubertus, Edgerton, Plymouth, DePere, Manitowoc and Evansville since October 5, 1996. These expansion and replacement projects yielded an increase of nearly 94,000 square feet of aggregate selling space, or an increase in excess of 109% at the six stores. During the third quarter of 1997, sales were essentially flat compared to the same period in 1996 due to increased competitive pressures in certain market areas, the closing of an underperforming franchise unit in Plover, Wisconsin and aggregate product cost deflation. As of October 4, 1997, the Company had 69 franchise and 16 corporate supermarkets compared to 68 franchise and 17 corporate supermarkets at October 5, 1996.

   On October 15, 1997, the Company completed the expansion of a franchise unit in Waterloo, Wisconsin. This facility project more than doubled the previous aggregate square footage of the store. On October 19, 1997, the Company acquired one franchise unit in Oshkosh, Wisconsin and converted it into a corporate supermarket. On October 29, 1997, the Company opened a new 43,000 square foot corporate store in Appleton, Wisconsin. The Company expects these events to result in increased total sales by at least $3,500,000 for the fourth quarter of 1997.

   Additionally, the Company acquired two operating supermarkets in the Menasha and Appleton, Wisconsin market areas from Nash Finch Company on October 26 and November 5, 1997, respectively. The Company is presently renovating the Menasha store and the Company expects to open this corporate store on November 11, 1997. As part of an expansion plan, the Company has temporarily closed the acquired Appleton store. The Company projects the expanded and completely renovated Appleton corporate store to open during the second quarter of 1998. Upon completion of both the renovation and expansion projects, the Company will close its two smaller, noncompetitive and older corporate Appleton stores and combine these operations into the two renovated units. The two replacement corporate supermarkets will aggregate 99,300 square feet, an increase of 125% over the combined 44,160 square feet of the present units.

   Consistent with the Company's continuing business strategy to expand its wholesale volume, the Company expects that the level of its wholesale sales will continue to be strong for the remainder of 1997. However, due to additional corporate retail stores in Oshkosh, Appleton and Menasha, the Company expects the level of retail sales during the fourth quarter of 1997 to increase relative to total sales. In addition to the Menasha and Appleton projects already mentioned, there are expansion or renovation projects at four franchise retail operations in various phases of planning or construction. These projects involve two expansions, one replacement store and one new market store. These projects are scheduled to be completed between the fourth quarter of 1997 through the second quarter of 1998. Additionally, the Company continues to support and enhance the Piggly Wiggly Preferred Club electronic card marketing program designed to increase sales without negatively impacting retail store gross margin, by rewarding current customers and attracting new customers through the offering of "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. As of the end of October, all of the Company's franchise and corporate supermarkets are fully operational with the card marketing program.

   Cost of Products Sold

   Cost of products sold, as a percent of sales, increased by 0.29% and 0.28%, respectively, to 84.49% and 84.29% for the 12- and 40-week periods ended October 4, 1997, compared to the same periods in 1996. The respective increases of $672,000 and $8,981,000 were the result of a reduction in the amount of higher margin retail sales compared to lower margin wholesale sales. However, with additional corporate stores in Oshkosh, Appleton and Menasha, the Company expects that the ratio of higher margin retail sales relative to total sales to increase nominally during the remainder of the year.

   Operating and Administrative Expenses

   Operating and administrative expenses, as a percent of sales, decreased by 0.52% and 0.50%, respectively, to 13.01% and 13.44% for the 12- and 40-
   week periods ended October 4, 1997, compared to the same periods in 1996. The Company acquired two supermarkets in the greater Appleton area from Nash Finch subsequent to the end of the third quarter. The Company is currently renovating or expanding both supermarkets. As a result of the acquisition and upon completion of the renovation or expansion projects, the Company plans to close its two smaller, noncompetitive and older corporate stores in the Appleton area. Due to the imminent closures of these two older corporate stores, the Company has taken a pretax charge of $300,000 for projected repositioning expenses. Despite the one-time pretax charge, total operating and administrative expenses decreased, in large part, due to the closure of two smaller, outdated and underperforming corporate stores located in Racine and Stevens Point, Wisconsin in September and October 1996.

   Net Earnings

   The effective income tax rate for both the 12- and 40-week periods ended October 4, 1997 was 38.5%, unchanged from the rate for the same periods in 1996. The provision for income taxes during the 12- and 40-week periods ended October 4, 1997 was $1,087,000 and $3,201,000, compared to $921,000 and $2,697,000 for the same periods in 1996. With continuing improvements in sales and productivity, the Company's net earnings-to-sales ratio for the 12- and 40-week periods ended October 4, 1997 improved to 1.64% and 1.44%, respectively, compared to 1.40% and 1.25% for the same periods in 1996.

   As a result of the foregoing, net earnings for the 12- and 40-weeks ended October 4, 1997 totaled $1,734,000 and $5,112,000 compared to $1,472,000 and $4,309,000 for the same periods in 1996, or increases of 17.8% and 18.6%, respectively. Net earnings per share, after reflecting the three-for-two stock split effective September 5, 1997, for the 12- and 40-week periods ended October 4, 1997 increased 14.3% to $0.24 compared with $0.21 in 1996 , and 18.3% to $0.71 compared with $0.60 in 1996.

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

   Liquidity and Capital Resources

   The Company's operating results continue to enhance its strong financial position. The primary source of liquidity for the 40-week period ended October 4, 1997 was cash generated from operating activities. Cash provided by operating activities for the 40-weeks ended October 4, 1997 and October 5, 1996 were very comparable at $6,616,000 and $6,607,000, respectively. The nominal increase was principally attributable to higher net earnings for the 40-week period ended October 4, 1997, compared to the same period in 1996.

   Net cash outflow from investing activities for the 40-week period ended October 4, 1997 totaled $817,000, compared to $2,402,000 during the same period in 1996. The change was due primarily to a substantial decrease in capital expenditures for business system hardware and software during 1997, compared to 1996. The Company has a 1997 capital budget of $5,200,000, of which approximately $3,875,000 remain for future expenditures. With the opening of the 43,000 square foot Appleton store on October 29, 1997 and the acquisition of various equipment and fixtures from Nash Finch relating to the two operating supermarkets in the greater Appleton area, the Company has incurred additional expenditures in the range of $3,000,000 since October 4, 1997. The Company has financed and anticipates financing these needs from internally generated capital.

   Net cash outflow from financing activities for the 40-week period ended October 4, 1997 was $5,125,000, compared to $3,462,000 during the same period in 1996. The additional cash outflows was due principally to the increase in common stock repurchased by the Company during 1997, compared to 1996. Of the $3,727,000 common stock repurchased to date, 154,000 shares, or $1,743,000, was acquired from the open market while 129,000 shares, or $1,984,000, was reacquired subsequent to stock option exercises from officers. The 283,000 shares repurchased is reported after taking into account the three-for two stock split effective September 5, 1997.

   The Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend and simultaneously increased the amount of regular quarterly cash dividends by 5% to $0.07 per share on a post-stock split basis. The Company's regular quarterly cash dividend prior to the announced stock split was $0.10 per share on a pre-stock split basis. Both the stock dividend and cash dividend was paid on September 5, 1997 to shareholders of record on August 20, 1997. Fractional shares otherwise issuable pursuant to the stock split were paid in cash. The cash dividend was paid on a post-stock split basis. Cash dividends paid during the first three quarters of 1997 totaled $1,401,000 or $0.203 per share, an increase of $197,000 or 16% from the same period a year ago. After the three-for-two stock split, the Company had 6,824,000 shares outstanding.

   In summary, cash and equivalents increased $674,000 during the first three quarters of 1997, compared to an increase of $743,000 during the same period in 1996. Due to the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.

   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

   Exhibit 27   Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the first three quarters of fiscal 1997.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCHULTZ SAV-O STORES, INC.
                                 (Registrant)


   November 11, 1997             /s/ John H. Dahly
     (Date)                      John H. Dahly, Executive Vice President,
                                 Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


   Exhibit                       Description

   27                            Financial Data Schedule