Form 10-K405
period 1998-01-03
SCHULTZ SAV O STORES INC
filed 1998-03-13
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One)
        X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended January 3, 1998.

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


         Registrant's telephone number, including
           area code:  (920) 457-4433
         Securities registered pursuant to Section 12(b)
           of the Act:   None
         Securities registered pursuant to Section 12(g) of the Act:

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

                            Yes  X         No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 1998: $92,482,688*.

   Number of shares outstanding of the registrant's Common Stock as of March 11, 1998: 6,811,879.

    PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

        1997 Annual Report to Shareholders (incorporated by reference into Parts II and IV to the extent indicated therein).

        Definitive Proxy Statement for 1998 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

   _______________
   * Only excludes shares beneficially owned by directors and officers of the registrant.

                                     PART I

   Item 1.   Business.

   General

        Schultz Sav-O Stores, Inc. ("Company") is engaged in distributing food and related products at wholesale and retail. As of January 3, 1998, the Company franchised 68 and owned 18 retail supermarkets under the Piggly Wiggly/R/ name in its Eastern Wisconsin and Northeastern Illinois market area. While the Company has a presence in some larger metropolitan areas, it has attempted to develop a niche for serving the food shopping needs of customers in smaller and suburban communities within its market areas.

        The Company is the primary supplier to its 86 franchised and corporate-owned Piggly Wiggly supermarkets. The Company also serves as a wholesaler to a number of smaller, independently operated retail supermarkets and convenience stores in its market area.

        The Company believes it has established itself as a niche food marketer in small to mid-size markets by delivering the product variety, quality of perishable products, pricing and promotional programs traditionally found only in large metropolitan markets, evolving into a unique hybrid of retailer and wholesaler which it believes has become a "virtual chain" of retail stores served by a vertically integrated wholesaler. All Piggly Wiggly supermarkets, both franchised and owned, participate in a single, coordinated advertising and merchandising program which typically includes a weekly newspaper ad insert, outdoor boards, television and radio spots, sponsorship of entertainment and charitable events, and the Company's Piggly Wiggly Preferred Club Card/R/. The Company believes that this coordinated program allows it to leverage the combined buying power of all its franchised and owned stores and deliver a powerful and effective promotional vehicle for its participating vendor partners. Additionally, the Company believes it provides its franchised stores with cost effective administrative support services and financial resources that enable the operation of efficient, contemporary supermarkets, while the independent retail ownership of the franchisee provides the entrepreneurial spirit and community involvement that is an integral part of marketing in smaller markets. The successful combination of these elements creates the partnership between the Company and its franchisee retailers that results in a virtual chain of coordinated and integrated retail food distribution. The Company, operating as a virtual chain, is able to achieve superior performance compared to traditional wholesalers, yet avoids having to make large direct capital investments at the retail level to grow its business. The franchisee retailer, as part of the virtual chain, benefits from lower costs of product and the coordinated promotional activity normally associated only with larger retail grocery chains. The Company believes this structure enables it to leverage the favorable elements of both a wholesaler and a retailer, giving the Company and its franchisees a unique advantage in its marketplace. The Company believes this advantage has been a key component in its success over the past few years as the virtual chain concept has evolved. This concept will continue to be a cornerstone of the Company's growth strategy.

        The Company supplies a variety of products to its franchised and corporate supermarkets and other wholesale customers primarily from its warehouse and distribution center in Sheboygan, Wisconsin. The Company also provides its franchised and corporate supermarkets and other customers, on a contract basis, with fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Through contracts with several vendors, the Company also offers a line of carbonated soft drinks, fruit drinks and drinking and distilled water under its Springtime/TM/ label.

        The Company is a Wisconsin corporation organized in 1912.

   Wholesale Operations

        For several years, the Company has been emphasizing its more profitable wholesale distribution business and the associated refinement of its franchise store base which, combined with its unique marketing and merchandising program, has created an effective and efficient virtual chain, while also effecting changes to its corporate retail operations to improve profitability.

        The Company believes one of the competitive advantages it provides to its franchised supermarkets through its "virtual chain" strategy is its value-oriented customer merchandising and community-specific marketing support program, pursuant to which franchisees participate with corporate stores in systemwide promotions and other merchandising events. Through a variety of partnering, merchandising and marketing programs, the Company benefits its franchisees through additional sales resulting from heightened consumer name recognition and in-store merchandising programs, combined with special promotional pricing. Additional services include retail accounting, preparation of store payrolls, preparation of print, electronic and outdoor media advertising (including various point-of-sale materials), assistance in the selection and analysis of store locations, lease negotiations, store design, floor layout, merchandising planning, equipment selection, engineering and architectural services, retail technology implementation and support, labor planning and scheduling and product category supervision. Certain of such services are provided as part of the franchise relationship, and other services are provided under a separate fee arrangement intended to cover the Company's costs.

        As part of implementing its corporate strategy to improve the profitability of its corporate retail operations, the Company continues to seek opportunities to expand and acquire corporate and franchise stores, to convert or close underperforming stores and to enter new markets. In 1997, the Company converted an independent operator from another wholesaler into a Piggly Wiggly franchise unit and converted an underperforming franchise store operation into a corporate unit. Additionally, the Company opened one new market corporate store, one new market franchise store, one replacement franchise store and completed three franchise store renovations. In the fall, the Company also acquired two corporate supermarkets in the greater Appleton market from a competitor. One of the acquired stores has been operational since November, while the other is projected to be remodeled and opened in July 1998. In aggregate, the total number of franchise and corporate stores increased from 84 at December 28, 1996 to 86 at January 3, 1998. The completed projects, along with the stores acquired and already operational, resulted in a net increase in store square footage of approximately 190,000 square feet.

        The following table shows the Company's development of, and changes in, its franchised and corporate retail supermarkets for the periods presented:

                                      Franchise Supermarkets                      Corporate Supermarkets

    Number of
    Supermarkets                  1993     1994    1995     1996    1997     1993     1994    1995     1996      1997

    Beginning of Year              59       64      65       66      68       26       21      20       19        16
    New Market Supermarkets(a)      1       --       1        1       1       --       --      --       --        1
    Replacement Supermarkets(b)     1       1        3        2       1       --       --      --       --        --
    Converted to/from
      Franchise(c)                  4       1       --        1      (1)      (4)     (1)      --       (1)       1
    Terminated Operations(d)       (3)     (1)      (3)      (2)     (2)      (1)      --      (1)      (2)       --
    New Franchises(e)               2       --      --       --       1       --       --      --       --        --
    End of Year                    64       65      66       68      68       21       20      19       16        18
                                  ===      ===     ===      ===     ===      ===      ===     ===      ===       ===
    Remodeled Supermarkets(f)       1       5        6        1       3        3       --      --       --        --

    _______________

    (a)  New market supermarkets are newly constructed supermarkets in market areas not recently served by the Company.
    (b)  Replacement supermarkets are newly constructed supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket of the Company.
    (c)  Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
    (d)  Terminated operations represent supermarkets which are no longer going concerns, including replaced supermarkets.
    (e)  New franchises are additions to the Company's franchise group, other than through conversion from corporate supermarkets.
    (f)  Remodeled supermarkets represent supermarkets which have undergone substantial expansion and/or remodeling totaling at least $300,000.


        For 1997, the Company reported record net earnings, net earnings per share and net earnings as a percentage of sales. The increase in earnings and profitability was principally the result of expanded and improved operations and the completion of the rollout of the Company's Piggly Wiggly Preferred Club electronic card marketing program.

        The Company is the primary supplier to all of its franchised and corporate supermarkets. The Company also serves as a wholesaler to other smaller independent retail stores in its market area, accounting for approximately 2% of the Company's 1997 net sales.

        Franchisees pay fees to the Company, determined by the retail sales of their supermarkets. The Company does not charge an initial fee to the franchisee for granting a franchise. Consistent with industry practice, in certain situations, the Company provides credit enhancements to certain qualified franchisees by (i) leasing the franchisee's supermarket premises and, in turn, subleasing the premises to the franchisee and/or (ii) guaranteeing a portion of the franchisee's bank borrowings.

        The Company owns the right to grant Piggly Wiggly franchises in its market areas, which includes designated counties in Eastern Wisconsin, Northeastern Illinois and the Upper Peninsula of Michigan. The Company's right to grant franchises is exclusive in these areas, except that, if there are less than 40 supermarkets in the franchise territory operated under the Piggly Wiggly and certain other names, the current franchisor has the right to operate for its own account, or to franchise, supermarkets in the territory under those names. As of January 3, 1998, there were 86 supermarkets operated in the Company's territory that satisfied this requirement. The Company's franchise rights are of unlimited duration and are not subject to any specific termination provision. The Company is not required to pay any additional franchise or other fees to the current franchisor. The only material obligation imposed on the Company is that the supermarkets operated under the Piggly Wiggly and certain other names must comply with the standards imposed on supermarkets in the Piggly Wiggly system. The Company believes its own franchised and corporate store standards exceed the Piggly Wiggly system standards.

   Retail Operations

        The Company's franchised and corporate supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products. The Company's franchised and corporate supermarkets also allocate display space to non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. The Company's franchised and corporate supermarkets carry a broad range of branded merchandise and private-label product alternatives to branded merchandise. In general, the private-label products carried by the Company's franchised and corporate supermarkets have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the industry, the Company continues to experience increases in retail customer demand for private-label store brands and believes its Topco-procured line of branded private-label products is satisfying this consumer trend. See "Purchasing and Distribution." Based on the Company's internal wholesale price index, inflation did not have a significant effect on sales between 1997 and 1996.

        In 1997, same store sales increased as the Company completed the introduction of the Piggly Wiggly Preferred Club Card/R/, a customer-friendly, card-based marketing program. The Piggly Wiggly Preferred Club Card is intended to reward current customers and attract new customers by offering "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The card also doubles as a check-cashing and video rental identification card. Additionally, the Piggly Wiggly Preferred Club Card program includes the ability to issue point of sale coupons redeemable on future purchases. The Company believes that the Piggly Wiggly Preferred Club Card and the coordinated marketing and merchandising program it supports are key components driving the increase in same store sales in 1997.

        The Company's franchised supermarkets range in size from 8,340 square feet to 47,000 square feet, with an average of 24,175 square feet. The Company's corporate supermarkets range in size from 19,980 square feet to 54,850 square feet, with an average of 33,400 square feet. All of the Company's franchised and corporate supermarkets contain several perishable or specialty service departments, such as fresh and processed meat, take-home entrees and snacks, produce, fresh seafood, delicatessen, flowers and plants, and baked goods. Most supermarkets also contain or provide for one or more of the following: wine and spirit sales, video rentals, photo processing services, TicketMaster/R/ ticket centers, in-house banking services, automated teller machines, and on-line debit and credit card check-out services.

        During 1997, certain of the Company's stores continued to fail to meet financial performance goals. The Company closed one such store during 1997 and converted another franchise store into a corporate unit. In order to further improve the Company's results of operations, the Company continues to evaluate various business alternatives relating to its underperforming operations, including the sale or conversion of these stores, closing stores and implementing other operational changes.

   Purchasing and Distribution

        The Company purchases groceries in sufficient volume to qualify for favorable price brackets for most items. The Company purchases brand name grocery merchandise directly from the manufacturers or processors and purchases produce, meat and seafood from a variety of sources. The Company purchases substantially all of its private label items through Topco Associates, Inc. ("Topco"). Topco is a national purchasing cooperative whose member-owners consist of 30 regional supermarket chains and food services organizations who collectively operate approximately 3,800 stores. According to Topco data, its member-owners accounted for approximately 15% of United States grocery store sales volume in 1997. In 1997, purchases through Topco accounted for approximately 14% of the Company's total inventory purchases. The Company also purchases store and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners, including the Company.

        Approximately 77% of the products supplied to the Company's stores in 1997 were supplied from the Company and its direct-contract, third-party distribution centers. The remainder were supplied by direct store delivery vendors. The Company owns its 364,000 square foot distribution center in Sheboygan, Wisconsin. With the exception of fresh, frozen and processed meat, eggs and deli products, all products supplied by the Company are distributed from its Sheboygan facility. While the Company performs the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for the Company's meat operations. The Company believes this arrangement has provided it with operating cost efficiencies and has enabled it to expand its wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

        As described above under "Wholesale Operations," the Company believes one of its competitive advantages is the community-oriented marketing programs provided to franchisees as part of its "virtual chain" strategy. Coordinated weekly newspaper ad inserts, high-visibility outdoor billboard advertising and television and radio advertising stress the value and customer service provided by the Company's local Piggly Wiggly supermarkets. The Company also sponsors local events and festivals throughout the marketing area to improve its Piggly Wiggly name recognition, such as the Midwest's largest fireworks display at Milwaukee's Summerfest lakefront music festival.

        The Company operates a leased, full-service trucking fleet, which consists of 22 tractors and 41 refrigerated trailers. The Company augments its transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., a wholly-owned subsidiary of the Company, provides contract and common carrier services throughout the Company's operating territory. Revenues from unrelated parties generated by this business were nominal in 1997 and are expected to be nominal in 1998.

        The Company offers a line of carbonated soft drinks, fruit drinks and drinking and distilled water, under its Springtime/TM/ label, to its franchised and corporate supermarkets and independent supermarket customers. During 1997, the Company closed its bottling facility in Sheboygan, Wisconsin and currently outsources production of these products to a number of vendors. The sale of these products accounted for less than 1% of the Company's 1997 net sales.

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

        The degree of competition at the retail level varies with store location. In most of its franchised and corporate supermarket locations, the Company competes primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to the Company's franchisees. In its remaining supermarket locations, the Company competes with national and regional retail chain stores, such as Sentry Food Stores, Pick 'N Save, SuperSaver, Cub Foods, Jewel Food Stores, Dominicks Finer Foods, Copp's Supermarkets and Kohl's Food Stores. Other competitors include the general merchandise, wholesale club and supercenter format stores of Wal-Mart Stores, Inc., K Mart Corp. and ShopKo Stores, Inc. Principal retail competitive factors include price, product quality and variety, store location and appearance, and the extent of a store's perishable product and service departments. The Company believes its supermarkets' emphasis on low-cost, high-quality products, community-based multi-media marketing and merchandising programs and a high degree of in-store customer service and friendliness provide its franchised and corporate supermarkets with a competitive advantage in many of their retail market areas.

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

   Employees

        As of January 3, 1998, the Company employed approximately 1,680 persons, of whom approximately 1,230 were employed in the operation of the Company's corporate retail supermarkets. A majority of the Company's corporate retail employees are employed on a part-time basis. Of the Company's remaining employees, approximately 210 are engaged in warehousing and trucking activities and approximately 240 are corporate and administrative personnel. Four separate collective bargaining agreements, covering a total of approximately 200 employees expire in 1998. The Company does not currently anticipate any strikes, work stoppages or slowdowns in connection with renewing such agreements. The Company has entered into a collective bargaining agreement covering the warehouse and trucking employees at its Sheboygan distribution facility that expires in February 2002.

   Item 1A.  Executive Officers of the Company.

                                           Positions and Offices with the
               Name and Age                            Company

    James H. Dickelman, 50  . . . . . .  Chairman of the Board, President
                                         and Chief Executive Officer

    John H. Dahly, 57 . . . . . . . . .  Executive Vice President, Chief
                                         Financial Officer and Secretary

    Michael R. Houser, 46 . . . . . . .  Executive Vice President--Marketing
                                         and Merchandising

    William K. Jacobson, 47 . . . . . .  Senior Vice President--Retail
                                         Operations

    Kenneth S. Folberg, 37  . . . . . .  Vice President--Logistics and Labor
                                         Relations

    Armand C. Go, 35  . . . . . . . . .  Treasurer and Chief Accounting
                                         Officer

    Larry D. Hayes, 55  . . . . . . . .  Vice President--Meat, Bakery and
                                         Deli Operations

    John S. Kwas, 58  . . . . . . . . .  Vice President--Grocery Procurement

    Thomas J. Timler, 40  . . . . . . .  Vice President--Business Systems
                                         Support Group

    Frank D. Welch, 57  . . . . . . . .  Vice President--Engineering and
                                         Assistant Secretary

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

        All of the Company's executive officers have served in the positions indicated or in other management positions with the Company for more than five years.


   Item 2.   Properties.

        As is typical in the Company's industry, a substantial portion of the Company's capital assets are leased. As of January 3, 1998, the Company leased 17 corporate supermarkets and owned one supermarket. The leased supermarkets range in size from 19,980 to 54,850 square feet, with an average of 32,690 square feet.

        The Company generally leases its supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years, with several five-year renewal options. None of such existing lease arrangements contain Company repurchase options; nor is the land underlying any of such supermarkets owned by the Company. One corporate store lease in Appleton, Wisconsin is scheduled to expire in 1998. Upon expiration, the Company does not intend to renew this lease inasmuch as the acquired corporate store that is being renovated will replace this older, noncompetitive store. As of January 3, 1998, the Company subleased 49 of its leased supermarkets and leased one owned supermarket to independent operators who are wholesale customers of the Company and, except for one, are also franchisees.

        Renovations and expansions continue at five franchise and one corporate retail operations. These renovations involve four additions to existing franchise stores, one replacement franchise unit and a renovation of one acquired corporate supermarket. Additionally, one new market franchise supermarket opened in January 1998. These projects are expected to add approximately 85,000 square feet of selling space.

        The Company owns its distribution center and headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site owned by the Company. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of warehouse space. The Company also leases approximately 14,500 square feet of office space in Sheboygan under a four-year lease expiring in August 2000, which is used for customer support services.

        The Company owns approximately 17 acres of commercially zoned property in two Wisconsin communities. The Company has entered into brokerage arrangements for the sale of these properties.

   Item 3.   Legal Proceedings.

        There are no material legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of 1997.

   Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                     PART II

   Item 5.   Market for the Company's Common Stock and Related Shareholder
             Matters.

        Pursuant to General Instruction G to Form 10-K ("Instruction G"), the information required by this Item is incorporated herein by reference from information included under the caption entitled "Common Stock Information" set forth in the Company's 1997 Annual Report to Shareholders (the "Annual Report").

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

   Item 8.   Financial Statements and Supplementary Data.

        Pursuant to Instruction G, the Consolidated Balance Sheets of the Company as of January 3, 1998 and December 28, 1996, the Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended January 3, 1998, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


                                    PART III

   Item 10.  Directors and Executive Officers of the Company.

        Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders (the "Proxy Statement").*

        * The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

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


                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  The following documents are filed as a part of this Form 10-K:


    1.   Financial Statements.

         Consolidated Balance Sheets as of
         January 3, 1998 and December 28, 1996
         Consolidated Statements of Earnings,
         Cash Flows and Shareholders' Investment
         for the fiscal years 1997, 1996 and 1995

         Notes to Consolidated Financial
         Statements

         Report of Independent Public Accountants

        The foregoing Financial Statements are incorporated by reference to the pocket part included in the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998.

        The additional information referred to under "Financial Statement Schedules" below is filed as part of this Form 10-K and should be read in conjunction with the financial statements referred to above.

                                                       Page
                                                    Reference:
                                                     Form 10-K

    2.      Financial Statement Schedules.
             Report of Independent Public               F-1
             Accountants

             Schedule VIII - Valuation and              F-2
             Qualifying Accounts and Reserves

        All other schedules have been omitted as not required or not applicable or the information required to be shown thereon is included in the financial statements and related notes.

   3.   Exhibits and Reports on Form 8-K.

             (a) The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

             (b) No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 1997.


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCHULTZ SAV-O STORES, INC.



   Date:  March 12, 1998              By        /s/  John H. Dahly
                                           John H. Dahly
                                           Executive Vice President
                                           and Chief Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities indicated as of the date indicated above.



   /s/  James H. Dickelman                      /s/  William K. Jacobson
   James H. Dickelman, Chairman of              William K. Jacobson, Director
   Board, President, Chief Executive Officer
   and Director (Principal Executive Officer)

   /s/  John H. Dahly                           /s/  Bernard S. Kubale
   John H. Dahly, Executive Vice President,     Bernard S. Kubale, Director
   Chief Financial Officer and Director
   (Principal Financial Officer)


   /s/  Armand C. Go                            /s/  Martin Crneckiy, Jr.
   Armand C. Go, Treasurer and Chief            Martin Crneckiy, Jr.,
   Director Accounting Officer
   (Principal Accounting Officer)


   /s/  Howard C. Dickelman                     /s/  R. Bruce Grover
   Howard C. Dickelman, Director                R. Bruce Grover, Director



                                                /s/  Michael R. Houser
                                                Michael R. Houser, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







   We have audited in accordance with generally accepted auditing standards, the financial statements included in Schultz Sav-O Stores, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
   This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/ Arthur Andersen LLP

                                      ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin
   February 6, 1998.

                           SCHULTZ SAV-O STORES, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 1997, 1996 AND 1995


   Allowance for Doubtful Accounts--
     Changes in the allowance for doubtful accounts are summarized as follows:

                                    1997          1996            1995


    Balance, beginning of year   $3,650,000    $2,565,000      $1,750,000
    Provision charged to earnings   656,000       987,000       2,079,000
    (Writeoffs)/recoveries, net    (356,000)       98,000      (1,264,000)
                                  ---------     ---------       ---------
    Balance, end of year         $3,950,000    $3,650,000      $2,565,000
                                  =========     =========       =========

                                  EXHIBIT INDEX

                           SCHULTZ SAV-O STORES, INC.
                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

          Exhibit No.                      Description

              3.1 Restated Articles of Incorporated, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

              3.2 By-Laws, as amended and restated as of January 24, 1991. Incorporated by reference to Exhibit
                        3.2 to the Company's Annual Report on Form 10-K for the year ended December 29, 1990.

              4.1 Restated Articles of Incorporation, as amended (included as Exhibit 3.1).

              4.2 Rights Agreement dated December 20, 1988 between the Company and First Bank (N.A.), Milwaukee, Wisconsin. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 21, 1988.

              4.3 Amendment to Rights Agreement dated February 2, 1989 between the Company and First Bank (N.A.), Milwaukee, Wisconsin. Incorporated by reference to Exhibit 2 to the Company's Form 8 dated February 20, 1989.

              4.4 Letter dated June 30, 1992 constituting appointment of Firstar Trust Company (f/k/a First Wisconsin Trust Company) as the successor rights agent under the Rights Agreement dated December 20, 1988, as amended. Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K dated March 31, 1994.

                        As summarized in Notes [(3)] and [(8)] of the Notes to Financial Statements incorporated by reference from the Company's 1997 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K, the Company has various outstanding long-term debt and capital lease obligations. None of such obligations individually exceeds 10% of the Company's total assets. The Company hereby agrees to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

             10.1 Master Franchise Agreement, dated April 23, 1982, between Commodores Point Terminal Corporation and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended January 1, 1982.

             10.2 Agreement, dated August 1, 1982, between the Company and Commodores Point Terminal Corporation. Incorporated by reference to
                        Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended January 1, 1982.

             10.3 Amendment to Master Franchise Agreement, dated October 15, 1982, between the Company and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended January 1, 1982.

             10.4 Form of Director/Officer Indemnity Agreement. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended January 2, 1988. This Agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

             10.5 Form of Key Executive Employment and Severance Agreement, dated as of October 19, 1990, between the Company and each of James H. Dickelman, John
                        H. Dahly, and Michael R. Houser, and dated as of January 31, 1997, between the Company and William K. Jacobson. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 29, 1990. This Agreement is required to be filed as an exhibit to this Form 10-K pursuant to
                        Item 14(c) of Form 10-K.

             10.6 Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and the Company. Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 30, 1996.

             10.7 Articles of Incorporation of Topco Associates, Inc. (Cooperative). Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

             10.8 Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1996. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 30, 1996.

             10.9 1990 Stock Option Plan, as amended as of March 17, 1993. Incorporated by reference to exhibit
                        10.10 to the Company's Annual Report on Form 10-K for the year ended January 2, 1993. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

             10.10 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to
                        Item 14(c) of Form 10-K.

             10.11 Schultz Sav-O Stores, Inc. Executive Benefit Restoration Plan. Incorporated by reference to
                        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

             10.12 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan. Incorporated by reference to
                        Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

              13        Portions of the 1997 Annual Report to
                        Shareholders expressly incorporated by reference into this Form 10-K.

              21        Subsidiary of Registrant.

              23        Consent of Independent Public Accountants.

              27        Financial Data Schedule (EDGAR version only).

              99 Definitive Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the Company's fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-
                        K).