Form 10-Q
period 1998-04-25
SCHULTZ SAV O STORES INC
filed 1998-06-08
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q

   (Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 25, 1998

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

   As of June 1, 1998, 6,812,779 shares of Common Stock, $0.05 par value, were issued and outstanding.

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

        PART II   OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K             10

        SIGNATURES                                             10

                         PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                               Unaudited         Audited
                                               April 25,       January 3,
                    Assets                       1998             1998
    Current assets:
      Cash and equivalents                     $25,081,000      $23,124,000
      Receivables                               10,991,000        9,718,000
      Inventories                               21,631,000       21,741,000
      Other current assets                       3,700,000        3,635,000
      Deferred income taxes                      4,131,000        4,131,000
                                                ----------       ----------
         Total current assets                   65,534,000       62,349,000

    Noncurrent receivable under capital
      subleases                                  7,116,000        7,270,000
    Property under capital leases, net           2,698,000        2,786,000
    Other noncurrent assets                      3,842,000        3,782,000
    Property and equipment, net                 22,064,000       22,679,000
                                               -----------      -----------
    Total Assets                              $101,254,000      $98,866,000

        Liabilities and Shareholders'
                  Investment
    Current liabilities:
      Accounts payable                         $23,978,000      $21,305,000
      Accrued salaries and benefits              4,305,000        4,395,000
      Accrued insurance                          3,341,000        3,095,000
      Retail repositioning reserve                 560,000          610,000
      Other accrued liabilities                  1,818,000        2,861,000
      Current obligations under capital
          leases                                   691,000          665,000
      Current maturities of long-term
          debt                                     149,000          201,000
                                                ----------       ----------
         Total current liabilities              34,842,000       33,132,000
                                                ----------       ----------
    Long-term obligations under capital
      leases                                    10,946,000       11,177,000
    Long-term debt                               3,096,000        3,165,000
    Deferred income taxes                        1,008,000        1,008,000
    Shareholders' investment:
      Common stock                                 438,000          438,000
      Additional paid-in capital                14,111,000       13,940,000
      Retained earnings                         52,533,000       51,299,000
      Treasury stock                           (15,720,000)     (15,293,000)
                                                ----------       ----------
         Total shareholders' investment         51,362,000       50,384,000
                                               -----------      -----------
    Total Liabilities and Shareholders'
     Investment                               $101,254,000      $98,866,000
                                               ===========      ===========

                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                For the 16-weeks ended
                                               April 25,        April 19,
                                                  1998             1997

    Net sales                                  $42,142,000     $138,826,000

    Costs and expenses:
      Cost of products sold                    119,079,000      116,749,000
      Operating and administrative
           expenses                             20,301,000       19,500,000

    Operating income                             2,762,000        2,577,000
    Interest income                                305,000          266,000
    Interest expense                              (271,000)        (263,000)
                                                 ---------        ---------
    Earnings before income taxes                 2,796,000        2,580,000

    Provision for income taxes                   1,085,000          993,000
                                                 ---------        ---------
    Net earnings                                $1,711,000       $1,587,000
                                                 =========        =========

    Earnings per share - basic                       $0.25            $0.23
                                                     =====            =====
    Earnings per share - diluted                     $0.24            $0.22
                                                     =====            =====
    Cash dividends paid per share                   $0.070           $0.067
                                                     =====            =====
    Weighted average shares and
     equivalents                                 7,140,000        7,200,000
                                                 =========        =========

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the 16-weeks ended
                                                 April 25,       April 19,
                                                    1998            1997

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                $1,711,000     $1,587,000

      Adjustments to reconcile net earnings
        to net cash flows from
        operating activities
         Depreciation and amortization             1,574,000      1,307,000

      Changes in assets and liabilities
         Receivables                              (1,273,000)    (3,082,000)
         Inventories                                 110,000      1,895,000
         Other current assets                       (265,000)      (285,000)
         Accounts payable                          2,673,000        903,000
         Accrued liabilities                        (766,000)    (1,053,000)
                                                  ----------     ----------
          Net cash flows from operating
           activities                              3,764,000      1,272,000
                                                  ----------     ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property and
       equipment                                    (749,000)      (487,000)
      Receipt of principal amounts under
       capitalsublease agreements                    136,000        168,000
      Proceeds from asset sales                       36,000        125,000
                                                   ---------      ---------
          Net cash flows from investing
           activities                               (577,000)      (194,000)
                                                   ---------      ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment for acquisition of treasury
       stock                                        (659,000)      (602,000)
      Payment of cash dividends                     (477,000)      (465,000)
      Proceeds from exercise of stock
       options                                       232,000        164,000
      Principal payments under capital lease
       obligations                                  (205,000)      (229,000)
      Principal payments on long-term debt          (121,000)      (113,000)
                                                   ---------      ---------
         Net cash flows from financing
          activities                              (1,230,000)    (1,245,000)
                                                   ---------      ---------
    CASH AND EQUIVALENTS:
      Net change                                   1,957,000       (167,000)
      Balance, beginning of period                23,124,000     27,531,000
                                                  ----------     ----------
      Balance, end of period                     $25,081,000    $27,364,000
                                                  ==========     ==========

                           SCHULTZ SAV-O STORES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   (1)  Basis of Presentation

   The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended January 3, 1998.

   (2)  Interest Expense

                                              For the 16-weeks ended
                                               April 25,      April 19,
                                                 1998            1997

    Imputed - capital leases                    $145,000       $153,000
    Long-term debt                               100,000        110,000
    Other                                         26,000            -
                                                 -------        -------
    Interest expense                            $271,000       $263,000
                                                 =======        =======
    (3)  Other Current Assets

                                               April 25,     January 3,
                                                  1998           1998

    Property held for resale                  $1,446,000     $1,663,000
    Prepaid expenses                           1,193,000      1,209,000
    Retail systems for resale and other
      assets                                     600,000        320,000
    Receivable under capital subleases           461,000        443,000
                                               ---------      ---------
    Other current assets                      $3,700,000     $3,635,000
                                               =========      =========


   (4)  Supplementary Disclosure of Cash Flow Information

   Interest and taxes paid included in the Company's cash flow from operations were as follows:

                                            April 25,        April 19,
                                               1998            1997
    Interest paid                             $293,000         $295,000
    Taxes paid                               1,068,000        1,990,000

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:



                                                   For the 16-weeks ended
                                                    April 25,    April 19,
                                                       1998         1997
    Cost of products sold . . . . . . . . . . .      83.7%        84.1%
    Operating and administrative expenses . . .       14.3         14.0
    Earnings before income taxes  . . . . . . .        2.0          1.9
    Net earnings  . . . . . . . . . . . . . . .        1.2          1.1



   Net Sales

   Net sales for the 16-week period ended April 25, 1998 were $142,142,000 compared to the 16-week period ended April 19, 1997 net sales of $138,826,000. The increase of $3,316,000, or 2.4%, was due primarily to increased wholesale business volume resulting from additions and enhancements to the Company's "virtual chain" base of franchised and corporate supermarkets. Since April 19, 1997, the Company has added two corporate stores in the greater Appleton, Wisconsin area and has added or expanded franchised stores in Milton, DePere, Manitowoc, Evansville, Waterloo, Poynette and Howards Grove, Wisconsin. Additionally, the Company completed in October 1997 the two-year implementation of the Piggly Wiggly Preferred Club/R/ electronic card marketing program. The increased volume was offset by the fact that: (i) since March 1998, two large supermarkets opened in the same market area as the Company's new store, thereby intensifying the competitive environment in Appleton; (ii) the closure of one underperforming franchise supermarket in Plover, Wisconsin in September 1997; and (iii) the closure of one noncompetitive corporate retail store in Appleton in November 1997 as a result of the acquisition of two operating units from Nash Finch Company. As of April 25, 1998, the Company had 69 franchised and 18 corporate supermarkets compared to 68 franchised and 16 corporate supermarkets at April 19, 1997.

   Consistent with the Company's business strategy to expand its wholesale volume, since April 25, 1998, the Company has added a non-traditional specialty retail unit customer in Shorewood, Wisconsin. Additionally, the Company completed one replacement franchise supermarket in Lomira, Wisconsin increasing the aggregate square footage of selling space by more than 50%, to nearly 26,000. Currently, there are six retail store expansion or renovation projects in various phases of planning or construction, with completions scheduled throughout 1998 and 1999. These projects involve four additions to existing franchise stores in Waupaca, Beaver Dam, Kiel and Crivitz, Wisconsin; one replacement supermarket in Fort Atkinson, Wisconsin; and one renovation to the acquired corporate supermarket in Appleton, Wisconsin. On an aggregate basis, these six new facilities, upon completion, are expected to add approximately 40,000 square feet of store selling space. Additionally, the Company expects these projects to continue to help the Company position itself against competitive pressures in these local marketplaces.

   Cost of Products Sold

   Cost of products sold, as a percent of sales, decreased 0.4% to 83.7% for the 16-week period ended April 25, 1998, compared to the same period in 1997. This nominal decrease was principally a direct result of an increase in higher margin retail sales from additional corporate stores. With additional corporate stores in Appleton and Oshkosh, Wisconsin since April 19, 1997, the Company's percentage of higher margin retail sales volume increased relative to the lower margin wholesale sales.

   Operating and Administrative Expenses

   Operating and administrative expenses amounted to 14.3% of net sales for the 16-weeks ended April 25,1998, compared to 14.0% for the same period in 1997. Total operating and administrative expenses increased to $20,301,000 for the first quarter of 1998 due principally to additional corporate supermarkets in Appleton and Oshkosh, Wisconsin. These additional operating expenses were offset partially by lower provisions for self-insured health programs due to continuing reduced frequency and severity of claims.

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

   Net Earnings

   After applying the effective tax rate to earnings before income taxes, net earnings for the 16-week ended April 25, 1998, increased 7.8% to $1,711,000 compared with net earnings of $1,587,000 for the same period in 1997. With improvements in sales and productivity, the Company's net earnings-to-sales ratio for the 16-weeks ended April 25, 1998 improved nominally to 1.2%, compared to 1.1% for the same period in 1997. Additionally, the 16-weeks ended April 25, 1998 diluted earnings per share increased 9.1% to $0.24 from $0.22 for the same period in 1997. The number of consecutive quarters showing increases in net earnings over the prior year's quarter has been extended to 21.

   Liquidity and Capital Resources

   The Company's favorable first quarter 1998 operating results continued to enhance its strong financial position. As was the case in the prior year, the primary source of liquidity was cash generated from operations. Cash provided by operating activities for the first 16 weeks of 1998 was $3,764,000, compared to $1,272,000 for the same period in 1997. The increase was due principally to timing of cash receipts, cash payments and changes in short-term financing to its wholesale customers for the purchases of new store equipment. The cash flow from operations has enabled the Company to internally fund its capital expenditures and pay for cash dividends.

   Net cash outflows from investing activities for the first 16 weeks of 1998 totaled $577,000, compared to net cash outflows of $194,000 during the same period in 1997. The increase in cash outflows was due primarily to higher capital expenditures for the first 16 weeks of 1998 compared to the same period in 1997. The Company has a 1998 capital budget of $4,300,000, of which approximately $3,550,000 remain for future expenditures in 1998. The Company anticipates financing these needs from internally generated capital.

   Net cash outflows from financing activities for the 16-week periods ended April 25, 1998 and April 19, 1997 were very comparable at $1,230,000 and $1,245,000, respectively. The Company expects the strong operating profits to continue to provide much of the funding necessary for the Company's capital expansion. The Company maintains a revolving credit facility agreement through April 30, 1999 with two banks to provide up to $16 million of borrowings at rates not to exceed the banks' prime rates. At April 25, 1998 and April 19, 1997, there were no borrowings outstanding under this agreement.

   In summary, cash and equivalents increased $1,957,000 during the 16-weeks ended April 25, 1998, compared to a decrease of $167,000 during the same period in 1997. In view of the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and the availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.


                Special Note Regarding Forward-Looking Statements

   Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                          PART II     OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

             Exhibit 10.1 Letter Agreement, dated January 30, 1998, between Schultz Sav-O Stores, Inc. and Frank D. Welch.

             Exhibit 10.2 Amendment No. 2 to Piggly Wiggly Master Franchise Agreement, dated as of June 3, 1998 between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation.

             Exhibit 27     Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the first 16 weeks of fiscal 1998.


                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SCHULTZ SAV-O STORES, INC.
                                                    (Registrant)


        June 8, 1998                     /s/ Armand C. Go
        (Date)                               Armand C. Go, Treasurer and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX


   Exhibit 10.1 Letter Agreement, dated January 30, 1998, between Schultz Sav-O Stores, Inc. and Frank D. Welch.

   Exhibit 10.2 Amendment No. 2 to Piggly Wiggly Master Franchise Agreement, dated as of June 3, 1998 between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation.

   Exhibit 27     Financial Data Schedule.