Form 10-Q
period 1998-07-18
SCHULTZ SAV O STORES INC
filed 1998-09-01
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              _____________________

                                    FORM 10-Q
   (Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 18, 1998

   OR

   __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

                          Commission File Number 0-549

                           SCHULTZ SAV-O STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                WISCONSIN                            39-0600405
     (State or other jurisdiction               (I.R.S. Employer
   of incorporation of organization)            Identification No.)

           2215 UNION AVENUE                           53081
          SHEBOYGAN, WISCONSIN                       (Zip Code)
          (Address of principal
           executive offices)

                          Registrant's telephone number
                          including area code 920-457-4433

                   ________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and
   (2) has been subject to the filing requirements for the past 90 days.
     Yes  X    No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by checkmark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
   confirmed by a court.    Yes __  No __

   APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of August 24, 1998, 6,812,779 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX

                                                                     PAGE
                                                                    NUMBER
        PART I   FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets                            3

                 Unaudited Consolidated Statements of Earnings          4

                 Unaudited Consolidated Statements of Cash Flows        5

                 Notes to Unaudited Consolidated Financial Statements   6

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                             7

        PART II  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders   10

        Item 6.  Exhibits and Reports on Form 8-K                      11

        SIGNATURES                                                     11

                         PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              Unaudited          Audited
                   Assets                    July 18, 1998  January 3, 1998
    Current assets:
      Cash and equivalents                   $ 31,160,000      $23,124,000
      Receivables                               8,547,000        9,718,000
      Inventories                              20,917,000       21,741,000
      Other current assets                      4,052,000        3,635,000
      Deferred income taxes                     4,496,000        4,131,000
                                             ------------      -----------
         Total current assets                  69,172,000       62,349,000

    Noncurrent receivable under
     capital subleases                          7,000,000        7,270,000

    Property under capital leases, net          2,631,000        2,786,000

    Other noncurrent assets                     3,821,000        3,782,000

    Property and equipment, net                21,579,000       22,679,000
                                             ------------      -----------
    Total Assets                             $104,203,000      $98,866,000
                                             ============      ===========
      Liabilities and Shareholders'
       Investment
    Current liabilities:
      Accounts payable                       $ 23,289,000      $21,305,000
      Accrued salaries and benefits             4,781,000        4,395,000
      Accrued insurance                         3,588,000        3,095,000
      Retail repositioning reserve                772,000          610,000
      Other accrued liabilities                 3,291,000        2,861,000
      Current obligations under
       capital leases                             711,000          665,000
      Current maturities of
       long-term debt                             131,000          201,000
                                             ------------      -----------
         Total current liabilities             36,563,000       33,132,000

    Long-term obligations under
     capital leases                            10,773,000       11,177,000

    Long-term debt                              3,078,000        3,165,000

    Deferred income taxes                         880,000        1,008,000

    Shareholders' investment:
      Common stock                                438,000          438,000
      Additional paid-in capital               14,111,000       13,940,000
      Retained earnings                        54,080,000       51,299,000
      Treasury stock                          (15,720,000)      15,293,000)
                                             ------------      -----------
         Total shareholders' investment        52,909,000       50,384,000

    Total Liabilities and Shareholders'
    Investment                               $104,203,000      $98,866,000
                                             ============      ===========

                           SCHULTZ SAV-O STORES, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                                                    For the 12-weeks ended          For the 28-weeks ended
                                                  July 18,        July 12,        July 18,         July 12,
                                                   1998            1997            1998             1997
    Net sales                                  $114,068,000    $109,844,000     $256,210,000     $248,670,000

    Costs and expenses:
      Cost of products sold                      95,618,000      92,647,000      214,697,000      209,396,000
      Operating and administrative expenses      15,244,000      14,364,000       35,545,000       33,864,000
                                               ------------    ------------     ------------     ------------
    Operating income                              3,206,000       2,833,000        5,968,000        5,410,000

    Interest income                                 285,000         274,000          590,000          540,000
    Interest expense                               (182,000)       (195,000)        (453,000)        (458,000)
                                               ------------    ------------     ------------     ------------
    Earnings before income taxes                  3,309,000       2,912,000        6,105,000        5,492,000

    Provision for income taxes                    1,284,000       1,121,000        2,369,000        2,114,000
                                               ------------    ------------     ------------     ------------
    Net earnings                               $  2,025,000    $  1,791,000     $  3,736,000     $  3,378,000
                                               ============    ============     ============     ============
    Basic earnings per share                          $0.30           $0.26            $0.55            $0.49
                                                      =====           =====            =====            =====
    Diluted earnings per share                        $0.29           $0.25            $0.53            $0.47
                                                      =====           =====            =====            =====
    Cash dividends paid per share                     $0.07          $0.066            $0.14            $0.13
                                                      =====           =====            =====            =====
    Average common and equivalent shares          7,014,000       7,051,000        7,013,000        7,081,000
                                               ============    ============     ============     ============


                              SCHULTZ SAV-O STORES, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the 28-weeks ended
                                               July 18,        July 12,
                                                 1998            1997

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                           $ 3,736,000    $ 3,378,000

       Adjustments to reconcile net
        earnings to net cash flows from
        operating activities
         Depreciation and amortization          2,713,000      2,193,000
       Changes in assets and liabilities
         Receivables                            1,171,000      4,678,000)
         Inventories                              824,000      2,479,000
         Other current assets                    (663,000)      (518,000)
         Accounts payable                       1,984,000      1,818,000
         Accrued liabilities                    1,149,000        325,000
                                               ----------     ----------
           Net cash flows from
           operating activities                10,914,000      4,997,000
                                               ----------     ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for property
        and equipment                          (1,282,000)      (887,000)
       Receipt of principal amounts
        under capital sublease agreements         239,000        271,000
       Proceeds from asset sales                   61,000        117,000
                                               ----------     ----------
           Net cash flows from
           investing activities                  (982,000)      (499,000)
                                               ----------     ----------
      CASH FLOWS FROM FINANCING ACTIVITIES:

       Payment of cash dividends                 (954,000)      (924,000)
       Payment for acquisition of
        treasury stock                           (659,000)     1,666,000)
       Principal payments under
        capital lease obligations                (358,000)      (377,000)
       Proceeds from exercise of
        stock options                             232,000        164,000
       Principal payments on
        long-term debt                           (157,000)      (167,000)
                                               ----------     ----------
         Net cash flows from
         financing activities                  (1,896,000)    (2,970,000)
                                               ----------     ----------
      CASH AND EQUIVALENTS:
       Net increase                             8,036,000      1,528,000
       Balance, beginning of period            23,124,000     27,531,000
                                               ----------     ----------
       Balance, end of period                 $31,160,000    $29,059,000
                                              ===========    ===========
      SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Interest paid                          $   458,000    $   491,000

       Income taxes paid                        1,985,000      2,997,000

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

   (2)  Interest Expense

                             For the 12-weeks ended  For the 28-weeks ended
                               July 18,    July 12,    July 18,    July 12,
                                 1998        1997        1998        1997

    Imputed - capital leases    $109,000    $115,000    $254,000    $268,000
    Long-term debt                73,000      80,000     173,000     190,000
    Other                         -           -           26,000      -
                                --------    --------    --------    --------
    Interest expense            $182,000    $195,000    $453,000    $458,000
                                ========    ========    ========    ========

    (3)  Other Current Assets
                                           July 18,    January 3,
                                             1998         1998
    Property held for resale              $2,131,000   $1,663,000
    Prepaid expenses                       1,055,000    1,209,000
    Receivable under capital subleases       474,000      443,000
    Other assets                             392,000      320,000
                                          ----------   ----------
    Other current assets                  $4,052,000   $3,635,000
                                          ==========   ==========


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

   Results of Operations

   Selected costs and results as a percent of net sales:
   -----------------------------------------------------------------------
                           For the 12-weeks ended   For the 28-weeks ended
                               July 18,  July 12,    July 18,   July 12,
                                  1998    1997       1998        1997
   Cost of products sold         83.8%    84.3%      83.8%       84.2%
   Operating and administrative
     expenses                    13.4     13.1       13.9        13.6
   Earnings before income taxes   2.9      2.7        2.4         2.2
   Net earnings                   1.8      1.6        1.5         1.4
   -----------------------------------------------------------------------

   Net Sales

   Net sales for the 12- and 28-week periods ended July 18, 1998 were $114,068,000 and $256,210,000, respectively, compared to $109,844,000 and
   $248,670,000 in the same periods ended July 12, 1997, respectively. The increases of $4,224,000 and $7,540,000, or 3.8% and 3.0% were due primarily to increased wholesale business volume resulting from the Company's continued additions and enhancements to the "virtual chain" base of franchised and corporate retail supermarkets. Since July 12, 1997, the Company has completed one new market corporate store, one new market franchise store, two replacement franchise stores, and three additions to existing franchise stores. These completed projects, located in Appleton, Poynette, Evansville, Lomira, Waterloo, Howards Grove, and Waupaca, Wisconsin added approximately 108,000 square feet of aggregate store selling space.

   In addition to improved wholesale business volume, corporate retail sales also increased. Corporate stores open more than one year continued to show improved sales volume compared to the prior year. Retail sales also increased due to additional corporate stores in Appleton and Oshkosh, Wisconsin since July 12, 1997. The sales increase clearly shows a positive trend, and with the absence of price inflation, represents real growth. As of July 18, 1998, the Company had 69 franchised and 18 corporate supermarkets compared to 70 franchised and 16 corporate supermarkets at July 12, 1997. On August 19, 1998, the Company opened a new 32,000 square foot corporate store in Appleton, Wisconsin. This renovated store facility was one of the stores that Company acquired from Nash Finch Company in 1997. With the opening of this store, the Company closed its older corporate store on North Oneida Street in Appleton.

   The Company expects that the level of its wholesale and retail sales will continue to be strong for the remainder of 1998. Currently, there are expansion or renovation projects at five franchise retail operations in various phases of planning or construction. These projects involve four additions to existing store operations and one replacement supermarket. On an aggregate basis, these projects are expected to yield an additional 40,000 square feet of selling space.

   Cost of Products Sold

   Cost of products sold, as a percent of sales, decreased nominally to 83.8% for both the 12-and 28-week periods ended July 18, 1998, compared to the 84.3% and 84.2%, respectively, for the same periods in 1997. This decrease was a direct result of an increase in higher margin retail sales from additional corporate stores in Appleton and Oshkosh, Wisconsin opened since July 12, 1997. With these additional corporate stores, the Company's percentage of higher margin retail sales volume continued to increase relative to the lower margin wholesale sales.

   Operating and Administrative Expenses

   Operating and administrative expenses, as a percent of sales, amounted to 13.4% and 13.9% for the 12- and 28-week periods ended July 18, 1998, compared to 13.1% and 13.6% for the same periods in 1997. Total operating and administrative expenses increased primarily because of increased wages, benefits and general operating costs for the new corporate supermarkets in Appleton and Oshkosh, Wisconsin. Additionally, the Company incurred and expensed certain store pre-opening and administrative costs in the newly-renovated and opened corporate store in Appleton, Wisconsin.

   Due to the highly competitive nature of the industry, certain Company franchise operators and corporate retail supermarkets continue to experience operational difficulties in their respective marketplaces. The Company continues to evaluate various business alternatives relating to underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. Similar to certain prior periods, the Company has incurred certain repositioning charges regarding the termination costs of replaced, closed or sold stores. These actions can negatively impact net earnings in the short-term, but management believes that such actions will help improve the Company's long-term profitability.

   Net Earnings

   After applying the effective tax rate to earnings before income taxes, net earnings for the 12-and 28-week periods ended July 18, 1998, compared to the same periods in 1997, increased 13.1% and 10.6% to $2,025,000 and $3,736,000, respectively. Diluted earnings per share for the 12-and 28-week periods ended July 18, 1998 increased 16.0% to $0.29 compared with $0.25 in 1997, and 12.8% to $0.53 compared with $0.47 in 1997. The number of consecutive quarters showing increases in net earnings over the prior year's quarter has been extended to 22.

   Liquidity and Capital Resources

   The Company's favorable 1998 year to date operating results continued to enhance its strong financial position. As was the case in the prior year, the primary source of liquidity for the 28-week period ended July 18, 1998 was cash generated from operating activities. Cash provided by operating activities was $10,914,000, an increase of $5,917,000 over the prior year 28-week period ended July 12, 1997 cash inflow of $4,997,000. The increase in cash flows from operations was due primarily to the timing of cash receipts, cash payments, and changes in short-term financing to its wholesale customers for the purchase of new equipment.

   Net cash outflows from investing activities for the 28-week period ended July 18, 1998 totaled $982,000, compared to $499,000 during the same period in 1997. The change was due primarily to an increase in capital expenditures compared to the same period in 1997. The Company has a 1998 capital budget of $4,300,000, of which approximately $3,000,000 remains available for future expenditures. The Company anticipates financing these needs from internally generated capital.

   Net cash outflows from financing activities for the 28-week period ended July 18, 1998 was $1,896,000, compared to $2,970,000 during the same period in 1997. The decrease in cash outflows was due principally to the reduction in common stock repurchased by the Company during the first half of 1998, compared to the first half of 1997. The Company maintains a revolving credit facility agreement with two lending institutions to provide up to $16 million of borrowings at rates not to exceed the bank's prime rates. At July 18, 1998 and July 12, 1997, the Company had no borrowings outstanding under these agreements.

   The Company's Board of Directors declared a 14.3% increase in its third quarter cash dividend on common stock. Cash dividends will increase to $0.08 from $0.07 per share. The dividend will be payable on September 11, 1998 to shareholders of record as of August 28, 1998. Robert W. Baird & Co., Inc. reported in its 1998 Financial Briefs of Wisconsin that Schultz Sav-O Stores' 31.0% annual dividend growth rate over the last five years ranks first among all Wisconsin publicly-held companies.

   In summary, cash and equivalents increased $8,036,000 during the first half of 1998, compared to an increase of $1,528,000 during the same period in 1997. Due to the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.

   The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including estimates for development costs, and the extent of programming changes required to address this issue. The Company also continues to assess the impact of this issue with its key vendors and suppliers. Although final cost estimates have not been fully determined, based on current information available, the Company anticipates that its Year 2000 costs will result in an immaterial increase in the Company's expenses for the remainder of 1998.

   -----------------------------------------------------------------------
                Special Note Regarding Forward-Looking Statements

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

   -----------------------------------------------------------------------

   PART II     OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders

   The Company's 1998 annual meeting of shareholders was held on Wednesday, May 13, 1998. At the meeting, the shareholders re-elected James H. Dickelman and William K. Jacobson and newly elected Steven R. Barth to the Company's Board of Directors for three-year terms expiring at the Company's 2001 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 25, 1998 recorded date for the annual meeting, 6,812,779 shares of Common Stock were outstanding and eligible to vote. Of these, 5,595,282 shares of Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

                                     For                 Withheld
                            Votes     Percentage      Votes     Percentage

   James H. Dickelman      5,576,351    99.7%        18,931       0.3%

   William K. Jacobson     5,577,251    99.7%        18,031       0.3%

   Steven R. Barth         5,572,338    99.6%        22,944       0.4%


   The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

   Of the 5,595,282 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the ratification of Arthur Andersen LLP as the Company's 1998 independent public accountants:

           For                    Against                  Abstained

   Votes     Percentage     Votes     Percentage     Votes     Percentage

   5,568,888    99.5%      16,823        0.3%        9,571        0.2%

   No other matters were brought before the meeting for a shareholder vote.


   Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits.

        10.13 Form of Amendment to Key Executive Employment and Severance Agreement, dated as of July 27, 1998 between the Company and each of James H. Dickelman, John H. Dahly, Michael R. Houser and William K. Jacobson.

        27     Financial Data Schedule.

       (b) No reports of Form 8-K were filed by the Company during the first half of fiscal 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCHULTZ SAV-O STORES, INC.
                                 (Registrant)


   August 26, 1998               /s/ Armand C. Go
   (Date)                        Armand C. Go, Treasurer and
                                 Chief Accounting Officer

                                  EXHIBIT INDEX

   10.13 Form of Amendment to Key Executive Employment and Severance Agreement, as of July 27, 1998 between the Company and each of James H. Dickelman, John H. Dahly, Michael R. Houser and William
             K. Jacobson.

   27        Financial Data Schedule.