Form 10-Q
period 1998-10-10
SCHULTZ SAV O STORES INC
filed 1998-11-24
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 10, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________________ to __________________

                          Commission File Number 0-549

                           SCHULTZ SAV-O STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             WISCONSIN                                          39-0600405
  (State or other jurisdiction                               I.R.S. Employer
of incorporation of organization)                           Identification No.)

     2215 UNION AVENUE                                              53081
 SHEBOYGAN, WISCONSIN                                            (Zip Code)
      (Address of principal
       executive offices)

                          Registrant's telephone number
                        including area code 920-457-4433


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

         Indicate by check mark |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark |X| whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of November 17, 1998, 6,577,779 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX


                                                                           PAGE
                                                                          NUMBER

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Consolidated Balance Sheets                                3

                 Unaudited Consolidated Statements of Earnings              4

                 Unaudited Consolidated Statements of Cash Flows            5

                 Notes to Unaudited Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                 7

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 12

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   Unaudited         Audited
                                                  October 10,       January 3,
                    Assets                           1998              1998
                    ------                       --------------    ------------
Current assets:
     Cash and equivalents                        $  30,828,000    $  23,124,000
     Receivables                                     9,309,000        9,718,000
     Inventories                                    20,996,000       21,741,000
     Other current assets                            2,267,000        3,635,000
     Deferred income taxes                           4,496,000        4,131,000
                                                 -------------    -------------
         Total current assets                       67,896,000       62,349,000

Noncurrent receivable under
  capital subleases                                  6,885,000        7,270,000

Property under capital leases, net                   2,565,000        2,786,000

Other noncurrent assets                              3,554,000        3,782,000

Property and equipment, net                         21,682,000       22,679,000
                                                 -------------    -------------


Total Assets                                     $ 102,582,000    $  98,866,000
                                                 =============    =============


          Liabilities and Shareholders' Investment
          ----------------------------------------
Current liabilities:
     Accounts payable                            $  23,919,000    $  21,305,000
     Accrued salaries and benefits                   5,161,000        4,395,000
     Accrued insurance                               3,630,000        3,095,000
     Retail repositioning reserve                      710,000          610,000
     Other accrued liabilities                       2,902,000        2,861,000
     Current obligations under capital leases          731,000          665,000
     Current maturities of long-term debt              105,000          201,000
                                                 -------------    -------------
         Total current liabilities                  37,158,000       33,132,000

Long-term obligations under capital leases          10,600,000       11,177,000

Long-term debt                                       3,078,000        3,165,000

Deferred income taxes                                  880,000        1,008,000

Shareholders' investment:
     Common stock                                      438,000          438,000
     Additional paid-in capital                     14,164,000       13,940,000
     Retained earnings                              55,530,000       51,299,000
     Treasury stock                                (19,266,000)     (15,293,000)
                                                 -------------    -------------

         Total shareholders' investment             50,866,000       50,384,000
                                                 -------------    -------------


Total Liabilities and Shareholders' Investment   $ 102,582,000    $  98,866,000
                                                 =============    =============


                                            SCHULTZ SAV-O STORES, INC.

                                   UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                               For the 12-weeks ended                    For the 40-weeks ended
                                            October 10,          October 4,           October 10,          October 4,
                                                1998                 1997                1998                 1997
Net sales                               $   112,550,000      $   105,826,000      $   368,760,000      $   354,496,000

Costs and expenses:
     Cost of products sold                   94,459,000           89,409,000          309,156,000          298,805,000
     Operating and administrative
       expenses                              15,019,000           13,763,000           50,564,000           47,627,000
                                        ----------------     ----------------     ----------------     ---------------

Operating income                              3,072,000            2,654,000            9,040,000            8,064,000

Interest income                                 366,000              362,000              956,000              902,000
Interest expense                               (181,000)            (195,000)            (634,000)            (653,000)
                                        ----------------     ----------------     ----------------     ----------------


Earnings before income taxes                  3,257,000            2,821,000            9,362,000            8,313,000

Provision for income taxes                    1,263,000            1,087,000            3,632,000            3,201,000
                                        ----------------     ----------------     ----------------     ---------------


Net earnings                            $     1,994,000      $     1,734,000      $     5,730,000      $     5,112,000
                                        ================     ================     ================     ===============

Basic earnings per share                $          0.29      $          0.25      $          0.84      $          0.74
                                        ================     ================     ================     ===============

Diluted earnings per share              $          0.29      $          0.25      $          0.82      $          0.73
                                        ================     ================     ================     ===============


Cash dividends paid per share           $          0.08      $          0.07      $          0.22      $          0.20
                                        ================     ================     ================     ===============


Average common and equivalent shares          6,937,000            7,026,000            6,978,000            7,042,000
                                        ================     ================     ================     ===============

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the 40-weeks ended

                                                      October 10,     October 4,
                                                         1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                    $ 5,730,000     $5,112,000

     Adjustments to reconcile net
       earnings to net cash flows
       from operating activities
         Depreciation and amortization                 3,900,000      3,326,000
     Changes in assets and liabilities
         Receivables                                     409,000     (6,452,000)
         Inventories                                     745,000      2,901,000
         Other current assets                          1,290,000     (2,304,000)
         Accounts payable                              2,614,000      4,406,000
         Accrued liabilities                           1,173,000       (373,000)
                                                     ------------    -----------

           Net cash flows from operating activities   15,861,000      6,616,000
                                                     ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment          (2,431,000)    (1,325,000)
     Receipt of principal amounts under capital
       sublease agreements                               341,000        388,000
     Proceeds from asset sales                            99,000        120,000
                                                     ------------    ----------

           Net cash flows from investing activities   (1,991,000)      (817,000)
                                                     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury stock        (4,585,000)    (3,727,000)
     Payment of cash dividends                        (1,499,000)    (1,401,000)
     Proceeds from exercise of stock options             612,000        817,000
     Principal payments under capital lease
       obligations                                      (511,000)      (540,000)
     Principal payments on long-term debt               (183,000)      (274,000)
                                                     ------------    -----------

         Net cash flows from financing activities     (6,166,000)    (5,125,000)
                                                      -----------    -----------

CASH AND EQUIVALENTS:
     Net increase                                      7,704,000        674,000
     Balance, beginning of period                     23,124,000     27,763,000
                                                   --------------   -----------


     Balance, end of period                        $  30,828,000    $ 28,437,000
                                                   ==============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                 $     640,000    $   686,000
     Income taxes paid                                 4,147,000      4,582,000

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

(2)  Interest Expense

                            For the 12-weeks ended      For the 40-weeks ended
                           October 10,    October 4,   October 10,    October 4,
                              1998           1997         1998           1997
                            --------      --------      --------      --------

Imputed - capital leases    $109,000      $115,000      $363,000      $383,000
Long-term debt                72,000        80,000       245,000       270,000
Other                             -             -         26,000            -
                            --------      --------      --------      --------


Interest expense            $181,000      $195,000      $634,000      $653,000
                            ========      ========      ========      ========


(3)  Other Current Assets

                                       October 10,     January 3,
                                           1998          1998
Prepaid expenses                       $ 1,174,000    $1,209,000
Receivable under capital
  subleases                                487,000       443,000
Property held for resale                   313,000     1,663,000
Other assets                               293,000       320,000
                                       -----------    ----------


Other current assets                   $ 2,267,000    $3,635,000
                                       ===========    ==========

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Selected costs and results as a percent of net sales:
--------------------------------------------------------------------------------
                                 For the 12-weeks ended   For the 40-weeks ended
                                 October 10,  October 4,  October 10, October 4,
                                    1998         1997        1998       1997
                                  -------     --------      -------    ------
Cost of products sold               83.9%        84.5%       83.8%     84.3%
Operating and administrative
  expenses                          13.3         13.0        13.7      13.4
Earnings before income taxes         2.9          2.7         2.5       2.3
Net earnings                         1.8          1.6         1.6       1.4
--------------------------------------------------------------------------------

Net Sales

Net sales for the 12- and 40-week periods ended October 10, 1998 were $112,550,000 and $368,760,000, respectively, compared to $105,826,000 and
$354,496,000 for the same periods ended October 4, 1997, respectively. The increases of $6,724,000 and $14,264,000, or 6.4% and 4.0%, were due primarily to increased wholesale business volume resulting from the Company's continued additions and enhancements to its "virtual chain" of franchised and corporate retail supermarkets. Since October 4, 1997, the Company has completed five franchise facility projects. These franchise projects include one new market store, one replacement store, and three additions to existing stores. Collectively, these completed projects, located in Poynette, Lomira, Waterloo, Howards Grove, and Waupaca, Wisconsin added approximately 60,000 square feet of store selling space. On an aggregate basis, these stores contributed in excess of $3,500,000 in additional sales for the first 40 weeks of 1998 compared to the same period in 1997. Additionally, during the third quarter of 1998, the Company completed its renovation of the second supermarket it purchased from Nash Finch last October. With the opening of this replacement supermarket, the Company closed its older, noncompetitive corporate store in Appleton, Wisconsin.

Also in conjunction  with its "virtual  chain"  marketing  concept,  the Company
continues  to  provide  a  number  of  ongoing  customer  savings,   incentives,
promotions and rewards to its top shoppers as part of its Piggly Wiggly Preferred Club(R) electronic card marketing program. These card marketing promotions and rewards continue to positively impact net sales.

In addition to improved wholesale business volume, corporate retail sales also continued to increase despite the absence of food price inflation. Corporate stores open more than one year continued to show improved sales volume compared to the prior year. Retail sales also increased due to additional and more competitive corporate stores in Appleton and Oshkosh, Wisconsin since October 4, 1997. As of October 10, 1998, the Company had 69 franchised and 18 corporate supermarkets compared to 69 franchised and 16 corporate supermarkets at October 4, 1997.

The Company currently expects that its positive trends in sales throughout the first three quarters will continue into the fourth quarter; however, the Company expects the level of its fourth quarter sales will be difficult to match those of last year's fourth quarter due principally to the following: (i) the fourth quarter of 1998 will be a 12-week quarter compared to 13 weeks for the fourth quarter of 1997; (ii) in 1998, some of the Company's competitors opened a number of large supermarkets competing directly with some of the Company's stores in certain market areas; (iii) during the fourth quarter of 1997, the Company had two corporate store grand openings in the greater Appleton, Wisconsin market resulting in higher sales volume; and (iv) the Company closed down one franchised unit in early November 1998 as part of a two-store consolidation.

The Company intends to attempt to continue its positive revenue trends by pursuing expansion or renovation projects at six franchise retail operations. These projects are in various phases of planning or construction, with completions scheduled throughout the first six months of 1999. They involve one new market franchise store in Cottage Grove, Wisconsin, one replacement franchise store in Fort Atkinson, Wisconsin, and four franchise expansion stores in Beaver Dam, Kiel, Crivitz, and Randolph, Wisconsin. On an aggregate basis, these four expansion projects are expected to increase selling square footage by approximately 40% at these stores.

Cost of Products Sold

Cost of products sold, as a percent of sales, decreased to 83.9% and 83.8% for the 12-and 40-week periods ended October 10, 1998, compared to the 84.5% and 84.3%, respectively, for the same periods in 1997. This decrease was a direct result of an increase in higher margin retail sales from additional corporate stores in Appleton and Oshkosh, Wisconsin opened since October 4, 1997. With these additional corporate stores, the Company's percentage of higher margin retail sales volume continued to increase relative to the lower margin wholesale sales. The Company expects this trend to continue through the end of 1998.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 13.3% and 13.7% for the 12- and 40-week periods ended October 10, 1998, compared to 13.0% and 13.4% for the same periods in 1997. Total operating and administrative expenses increased primarily because of increased wages, benefits and other general operating costs for the new corporate supermarkets in Appleton and Oshkosh, Wisconsin. With these additional stores, the Company expects this trend to continue through the end of 1998.

Due to the ongoing highly competitive nature of the industry, certain Company franchise operators and corporate retail supermarkets continue to experience operational difficulties in their respective marketplaces. The Company continues to evaluate various business alternatives relating to its underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. Similar to certain prior years, implementation of these alternatives may result in the Company incurring certain repositioning or restructuring charges for replaced, closed or sold stores. These actions can negatively impact net earnings in the short-term, but the Company believes that such actions will help improve the Company's long-term profitability.

Net Earnings

Net earnings for the 12- and 40-week periods ended October 10, 1998, compared to the same periods in 1997, increased 15.0% and 12.1% to $1,994,000 and $5,730,000, respectively. Diluted earnings per share for the 12-and 40-week periods ended October 10, 1998 increased 16.0% to $0.29 compared with $0.25 in 1997, and 12.3% to $0.82 compared with $0.73 in 1997. The Company's number of consecutive quarters showing increases in net earnings over the prior year's quarter has been extended to 23. With continuing improvements in sales and productivity, the Company's net earnings-to-sales ratio for the 12- and 40-week periods ended October 10, 1998 improved to 1.8% and 1.6%, respectively, compared to 1.6% and 1.4% for the same periods in 1997.

Liquidity and Capital Resources

The Company's favorable 1998 year to date operating results continued to enhance its strong financial position. As has been the case in recent years, the primary source of liquidity for the 40-week period ended October 10, 1998 was cash generated from operating activities. Cash provided by operating activities was $15,861,000, an increase of $9,245,000 over the prior year 40-week period ended October 4, 1997 cash inflow of $6,616,000. The increase in cash flows from operations was due primarily to the timing of cash receipts, cash payments and changes in short-term financing to its wholesale customers for the purchase of new equipment.

Net cash outflows from investing activities for the 40-week period ended October 10, 1998 totaled $1,991,000, compared to $817,000 during the same period in 1997. The change was due in large part to an increase in capital expenditures compared to the same period in 1997. A significant portion of the current year capital expenditure related to corporate business system technology improvements and equipment purchases for the Appleton store that was renovated and opened in August 1998. The Company has a 1998 capital budget of $4,300,000, of which approximately $1,900,000 remains available for future expenditures. The Company anticipates financing these needs from internally generated capital.

Net cash outflows from financing activities for the 40-week period ended October 10, 1998 was $6,166,000, compared to $5,125,000 during the same period in 1997. The additional cash outflows was due principally to increased common stock repurchases during the 40-weeks ended October 10, 1998 compared to the same period in 1997. On September 22, 1998, the Company completed its existing $5,000,000 stock repurchase program that commenced in January 1997 after having repurchased 235,000 shares of its common stock at $14.50 per share. As a result of the completion of its existing stock repurchase plan, the Company's Board of Directors has instituted a new stock repurchase program which will allow the Company to repurchase up to an additional $5,000,000 of its common stock from time to time in the open market, pursuant to privately negotiated transactions, or otherwise, not including the repurchase of common stock issuable upon the exercise of stock options granted under the Company's stock option plans. This was the fourth announced stock repurchase program over the past seven years that have been fully completed by the Company. Since the first stock repurchase program commenced in January 1992, the Company has repurchased over 2,200,000 shares of its common stock.

The Company maintains a revolving credit facility agreement with two lending institutions to provide up to $16 million of borrowings at rates not to exceed the bank's prime rates. At October 10, 1998 and October 4, 1997, the Company had no borrowings outstanding under these agreements.

The Company's Board of Directors declared a fourth quarter cash dividend on its common stock of $0.08 per share. The dividend will be payable on November 27, 1998 to shareholders of record as of November 13, 1998.

In summary, cash and equivalents increased $7,704,000 during the first 40 weeks of 1998, compared to an increase of $674,000 during the same period in 1997. Due to the Company's significant cash and other liquid assets, its consistent ability to generate cash flows from operations and availability of external financing, the Company foresees no difficulty in providing financing necessary to fund its capital commitments and working capital needs for the foreseeable future.

Year 2000 Issues

The Company is dependent on computer hardware, software and other business systems ("IT systems") and non-information technology systems such as communication equipment, tractors and trailers, refrigeration controllers, scales, and other equipment containing embedded microprocessor technology ("non-IT systems"). The Company uses these IT and non-IT systems in several critical operating areas including product procurement and merchandising, retail store and warehouse distribution operations, inventory order entry and labor management, and accounting, administrative and maintenance systems.

In 1997, the Company began evaluating its IT and non-IT systems in order to identify and adjust date sensitive systems for year 2000 compliance. As part of this undertaking, the Company established a team, headed by the Company's Vice President of Business Systems Support Group. The team is staffed primarily with internal professionals within the business systems group and some outside consultants on an as-needed basis. The team leader reports periodically on the year 2000 status to the Executive Committee and to the Company's Board of Directors.

The team developed a plan to assess its IT and non-IT systems for year 2000 compliance requirements. The plan consisted of three main project phases: (1) to make an inventory listing of all IT and non-IT systems that may be subject to the year 2000 issue along with an assessment as to the scope of the issue as it related to these systems; (2) to remediate any and all year 2000 compliance problems; and (3) to test, validate and implement systems subsequent to remediation.

At the end of the first quarter of 1998, the Company had substantially completed the first phase of the project. An inventory list of all systems have been identified and documented. Nearly half of all IT and non-IT systems previously identified have also been remediated at this time. The Company believes it will complete all remaining remediation efforts for existing systems over the next six months. Insofar as testing, validation and implementation are concerned, the Company has tested some of the core IT systems and has determined that they are projected to be year 2000 compliant by mid-1999. With regard to non-IT systems, the Company also expects these systems to be year 2000 compliant in 1999. The Company estimates it will cost $500,000 to become year 2000 compliant, all of which will be charged to operations.

As part of the year 2000 project, the Company has identified business relationships with third parties, including suppliers, vendors, financial institutions and other service providers, which the Company believes is critical to its business operations. In connection with this, the Company has been communicating with these third parties through correspondence and/or interviews to ascertain the extent to which they are addressing their year 2000 compliance issues. The Company will continue to assess and monitor the progress of these third parties in resolving year 2000 issues. The Company undertakes a certain amount of risk by relying on the third parties' own year 2000 assessment. Because of this, the Company believes that a key vendor's failure to resolve its year 2000 issues is the most likely worst case scenario for the Company. Such failure could result in the Company not being able to procure products from a key vendor on a timely basis. The Company does not expect this most likely worst case scenario to have a material adverse impact on its core retail and wholesale businesses due principally to the Company's network of suppliers and vendors. The Company will, however, develop contingency plans to work with these key third parties in 1999.

The  projections  and  project   completion  dates  cited  above  are  based  on
management's best estimates and may be updated from time to time as additional information becomes available.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following: (i) presence of intense competitive market activity in the Company's market areas; (ii) ability to identify and develop new market locations for expansion purposes; (iii) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (iv) ongoing advancing information technology requirements; (v) ongoing absence of food price inflation; (vi) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators; and (vii) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of the Company's retail store operators. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 6.       Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 10.16   1990 Stock Option Plan, as amended as of October 15, 1998.

    Exhibit 10.17   1995 Equity Incentive Plan, as amended as of October 15,
                    1998.

    Exhibit 10.18 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan.

    Exhibit 10.19 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan, as amended as of October 15, 1998.

    Exhibit 10.20 Form of Global Amendment to Nonqualified Stock Option Agreement(s) to be entered into with existing option grantees. Such amendments are materially different only as to the name of the grantee and the date of execution.

    Exhibit 27      Financial Data Schedule.


(b) No reports of Form 8-K were filed by the Company during the first 40 weeks of fiscal 1998.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 SCHULTZ SAV-O STORES, INC.
                                                 --------------------------
                                                        (Registrant)






      November 20, 1998                           /S/Armand C. Go
-------------------------------            -----------------------------
          (Date)                            Armand C. Go, Treasurer and
                                              Chief Accounting Officer