Form 10-K405
period 1999-01-02
SCHULTZ SAV O STORES INC
filed 1999-03-31
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
         X        ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 2, 1999.

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

              Wisconsin                                       39-0600405
     (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

           2215 Union Avenue
          Sheboygan, Wisconsin                                  53081
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (920) 457-4433

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1999: $97,181,105*.

Number of shares outstanding of the registrant's Common Stock as of March 24, 1999: 6,560,179.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

      1998 Annual Report to Shareholders (incorporated by reference into Parts II and IV to the extent indicated therein).

      Definitive Proxy Statement for 1999 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

---------------

* Only excludes shares benefically owned by directors and officers of the registrant

                                     PART I

Special Note Regarding Forward-Looking Statements

       We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events that have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks, including risks associated with:

       o      the presence of intense competition in our marketplace;

       o our ability to identify and develop new market locations for expansion purposes;

       o our ability to obtain reasonable vendor marketing funds for promotional purposes;

       o      our information technology requirements;

       o      the continued absence of food price inflation;

       o our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; and

       o the potential recognition of repositioning charges resulting from potential closures, conversions or consolidations of our franchised and corporate stores, whether due to the competitive nature of our industry, to the quality of our franchised and corporate retail store operators or to other factors.

You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We will not necessarily update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations.

Item 1.   Business.

General

       Schultz Sav-O Stores, Inc. is engaged in distributing food and related products at wholesale and retail. As of January 2, 1999, we franchised 68 and owned 18 retail supermarkets under the Piggly Wiggly (R) name. While we have a presence in some larger metropolitan areas, we have attempted to develop a niche for serving the food shopping needs of customers in smaller and suburban communities within our market areas.

       We are the primary supplier to our 86 franchised and corporate-owned Piggly Wiggly supermarkets. We also serve as a wholesaler to a number of smaller, independently operated retail supermarkets and convenience stores in our market areas.

       We believe that we have established ourselves as a niche food marketer in small to mid-size markets by delivering the product variety, quality of perishable products, pricing and promotional programs traditionally found only in large metropolitan markets. As a hybrid of retailer and wholesaler, we have created a "virtual chain" of retail stores served by a vertically-integrated wholesaler. In 1998, our virtual chain had approximately $730 million in retail sales. Virtually all Piggly Wiggly supermarkets, both franchised and owned, participate in a single, coordinated merchandising and advertising program which typically includes:

       o      a weekly newspaper ad insert;

       o      outdoor boards;

       o      television and radio spots;

       o      sponsorship of entertainment and charitable events; and

       o      our Piggly Wiggly Preferred Club (R) Card program.

       We believe that this coordinated program allows us to leverage the combined buying power of all our franchised and corporate stores and deliver a powerful and effective promotional vehicle for our participating vendor partners. Additionally, we believe that we provide our franchised stores with cost-effective administrative support services and financial resources that enable the operation of efficient, contemporary supermarkets, while the independent retail ownership of our franchisees provides the entrepreneurial spirit and community involvement that we believe is an integral part of marketing in smaller markets. The successful combination of these elements creates the partnership between us and our franchisee retailers that results in a virtual chain of coordinated and integrated retail food distribution. By operating as a virtual chain, we are able to achieve superior performance compared to traditional wholesalers, yet avoid having to make large direct capital investments at the retail level to grow our business. The franchisee retailer, as part of the virtual chain, benefits from lower cost of products and the coordinated promotional activity normally associated only with larger retail grocery chains. We believe that this structure enables us to leverage the favorable elements of both a wholesaler and a retailer, giving us and our franchisees a unique advantage in our marketplace. We believe that this advantage has been a key component in our success over the past few years as the virtual chain concept has evolved.

       We supply a variety of products to our franchised and corporate supermarkets and other wholesale customers, primarily from our warehouse and distribution center in Sheboygan, Wisconsin. We also provide our franchised and corporate supermarkets and other customers with fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime (TM) label.

       We are a Wisconsin corporation organized in 1912 and maintain our corporate headquarters at 2215 Union Avenue, Sheboygan, Wisconsin 53081. You can visit our internet website at http://www.shopthepig.com.

Wholesale Operations

       For several years, we have emphasized our more profitable wholesale distribution business and the associated refinement of our franchise store base which, combined with our unique marketing and merchandising program, has created an effective and efficient virtual chain.

         We believe that one of the competitive advantages we provide to our franchised supermarkets through our "virtual chain" strategy is our value-oriented customer merchandising and community-specific marketing support program, pursuant to which franchisees participate with corporate stores in systemwide promotions and other merchandising events. Through a variety of partnering, merchandising and marketing programs, we benefit our franchisees through additional sales resulting from heightened consumer name recognition and in-store merchandising programs, combined with special promotional pricing. Additional services that we provide to our franchisees include:

              o      retail accounting;

              o      preparation of store payrolls;

              o      preparation   of  print,   electronic   and  outdoor  media
                     advertising (including various point- of-sale materials);

              o      assistance   in  the   selection   and  analysis  of  store
                     locations;

              o      financing and lease negotiations;

              o      store design and floor layout;

              o      merchandising planning;

              o      equipment selection and sourcing;

              o      engineering and architectural services;

              o      retail technology implementation and support;

              o      labor planning and scheduling; and

              o      product category supervision.

We provide some of these services as part of the franchise relationship, while other services are provided under a separate fee arrangement intended to cover our costs.

       As part of implementing our corporate strategy to improve the profitability of our corporate retail operations, we continue to seek opportunities to expand and acquire corporate and franchise stores, to convert or close underperforming stores and to enter new markets. In 1998, we opened one new market franchise store, replaced one older franchise store, completed expansions of two existing franchise stores and consolidated two franchise stores serving the same market. In aggregate, the total number of franchise and corporate stores remained at 86 at the end of 1998, but total store square footage increased by approximately 65,000 square feet. In early 1999, we completed the consolidation of two additional franchise stores and replaced another franchise store. Renovations and expansions continue at six franchise operations. These renovations involve four expansions of existing franchise stores, one replacement franchise unit and development of one new market store. These projects are expected to increase the square footage of selling space at such stores by an average of approximately 40%.

       The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:




                                   Franchise Supermarkets                  Corporate Supermarkets
                                ====================================  ======================================

Number of                        1994    1995   1996   1997    1998    1994   1995   1996    1997   1998
Supermarkets                     ----    ----   ----   ----    ----    ----   ----   ----    ----   ----
------------

Beginning of Year                 64      65     66     68      68      21     20     19      16     18

New Market Supermarkets(a)        --       1      1      1       1      --     --     --       1     --

Replacement Supermarkets(b)        1       3      2      1       1      --     --     --      --      1

Converted to/from Franchise(c)     1      --      1     (1)     --      (1)    --     (1)      1     --

Terminated Operations(d)          (1)     (3)    (2)    (2)     (2)     --     (1)    (2)     --     (1)

New Franchises(e)                 --      --     --      1      --      --     --     --      --     --

End of Year                       65      66     68     68      68      20     19     16      18     18
                                  ==      ==     ==     ==      ==      ==     ==     ==      ==     ==
Remodeled Supermarkets(f)          5       6      1      3       2      --     --     --      --     --

---------------

(a) New market supermarkets are newly constructed supermarkets in market areas not recently served by us.
(b) Replacement supermarkets are newly constructed supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket.
(c) Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
(d) Terminated operations represent supermarkets that are no longer going concerns, including replaced supermarkets.
(e) New franchises are additions to our franchise group, other than through conversion from corporate supermarkets.
(f) Remodeled supermarkets represent supermarkets that have undergone substantial expansion and/or remodeling totaling at least $300,000.

       For 1998, we reported record net earnings, net earnings per share and net earnings as a percentage of sales. The fourth quarter of 1998 was our 24th consecutive quarter of earnings increases over the prior year. The increase in earnings and profitability has been principally the result of expanded and improved operations.

       We are the primary supplier to all of our franchised and corporate supermarkets. We also serve as a wholesaler to other smaller independent retail stores in our market area, accounting for approximately 2% of our 1998 net sales.

       Franchisees pay us fees, determined by the retail sales of their supermarkets. We do not charge an initial fee to franchisees for granting a franchise. Consistent with industry practice, in certain situations, we provide credit enhancements to certain qualified franchisees by (i) leasing the franchisee's supermarket premises and, in turn, subleasing the premises to the franchisee and/or (ii) guaranteeing a portion of the franchisee's bank borrowings.

       As a result of an amendment to our Piggly Wiggly Master Franchise Agreement entered into in June 1998, we have expanded our franchise territory to include additional counties in Wisconsin, Illinois and Michigan, as well as portions of Iowa and Minnesota. We now have exclusive rights to grant Piggly Wiggly franchises in:

              o      the entire state of Wisconsin;

              o      the upper peninsula of Michigan;

              o      designated counties in northern Illinois;

              o      designated counties in southeastern Minnesota; and

              o      designated counties in eastern Iowa.

We believe that the increase in our franchise territory will provide additional opportunities for us to pursue our plans to expand the areas that we serve as a food wholesaler and retailer. Our franchise rights are of unlimited duration and are not subject to any specific termination provision. We are not required to pay franchise fees to the current franchisor in the market areas we were able to serve prior to June 1998. In the new territories in Wisconsin, Minnesota, Michigan, Iowa and Illinois, we are required to pay franchise fees. The only other material obligation imposed on us in our expanded franchise territory is that the supermarkets operated under the Piggly Wiggly and certain other names must comply with the standards imposed on supermarkets in the Piggly Wiggly system. We believe that our own franchised and corporate store standards exceed the Piggly Wiggly system standards.

Retail Operations

       Our franchised and corporate supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products. Our franchised and corporate supermarkets also allocate display space to non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. Our franchised and corporate supermarkets carry a broad range of branded merchandise and private-label product alternatives to branded merchandise. In general, the private-label products carried by our franchised and corporate supermarkets have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the industry, we continue to experience increases in retail customer demand for private-label store brands and believe that our Topco-procured line of branded private-label products is satisfying this consumer trend. See "Purchasing and Distribution." Based on our internal wholesale price index, inflation did not have a significant effect on sales between 1998 and 1997, except with regard to tobacco products.

       1998 was our first full year with the Piggly Wiggly Preferred Club (R) Card, a customer-friendly, card-based marketing program. We designed the Piggly Wiggly Preferred Club Card to reward current customers and attract new customers by offering "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The card allows us to maintain a valuable, integrated database that we use to identify our best customers and their preferences so that the virtual chain of stores can better serve its customers. We will never sell customer-specific information in our data base for use by third parties. The card also doubles as a check-cashing and video rental identification card. Additionally, the Piggly Wiggly Preferred Club Card program affords the ability to issue point-of-sale coupons redeemable on future purchases. We believe that the Piggly Wiggly Preferred Club Card and the coordinated marketing and merchandising program it supports will be key components to our future growth.

       Our franchised supermarkets range in size from 8,340 square feet to 47,000 square feet, with an average of 24,720 square feet. Our corporate supermarkets range in size from 19,980 square feet to 54,850 square feet, with an average of 33,945 square feet. All of our franchised and corporate supermarkets contain several perishable or specialty service departments, including:

              o      fresh and processed meat;

              o      take-home entrees and snacks;

              o      fresh fruits and vegetables;

              o      fresh seafood;

              o      delicatessen;

              o      flowers and plants; and

              o      baked goods.

Several supermarkets also contain or provide one or more of the following:

              o      wine and spirit sales;

              o      video rentals;

              o      lottery sales;

              o      photo processing services;

              o      TicketMaster (R) ticket centers;

              o      in-house banking services;

              o      automated teller machines; and

              o      on-line debit and credit card check-out services.

       During 1998, certain of our stores continued to fail to meet certain financial performance goals. We closed one such store during 1998 as part of a consolidation with another franchise supermarket. In order to further improve our results of operations, we continue to evaluate various business alternatives relating to our underperforming operations, including the sale or conversion of these stores, closing stores and implementing other operational changes.

Purchasing and Distribution

       We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates, Inc. Topco is a national purchasing cooperative whose member-owners consist of 30 regional supermarket chains and food services organizations who collectively operate approximately 2,200 stores. According to Topco data, its member-owners accounted for approximately 14% of United States grocery store sales volume in 1998. In 1998, purchases through Topco accounted for approximately 15% of our total inventory purchases. We also purchase store and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

       We and our direct-contract, third-party distribution center supplied approximately 79% of the products supplied to our stores in 1998. The remainder were supplied by direct store delivery vendors. We own our 364,000 square-foot distribution center in Sheboygan, Wisconsin. With the exception of fresh, frozen and processed meat, eggs and deli products, we distribute all products that we supply from our Sheboygan facility. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

       As described above under "Wholesale Operations," we believe that one of our competitive advantages is the community-oriented marketing programs that we provide to franchisees as part of our "virtual chain" strategy. Coordinated weekly newspaper ad inserts, high-visibility outdoor billboard advertising and television and radio advertising stress the value and customer service provided by our local Piggly Wiggly supermarkets. We also sponsor local events and festivals throughout the marketing area to improve our Piggly Wiggly name recognition, such as the Midwest's largest fireworks display at Milwaukee's Summerfest lakefront music festival.

       We operate a leased, full-service trucking fleet, which consists of 22 tractors and 41 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our wholly-owned subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 1998 and are expected to be nominal in 1999.

Competition

       The wholesale and retail food industry is highly competitive. At the wholesale level, we compete with regional and national wholesalers, such as Fleming Companies, Inc., SuperValu Inc., Roundy's, Inc. and Nash Finch Co. Key competitive factors include the provision of the following services to franchise customers:

              o      credit support;

              o      advertising;

              o      accounting and financial services;

              o      merchandising;

              o      facilities engineering;

              o      design and project management; and

              o      retail technology support.

       We believe that our distribution facilities and the wide range of support and marketing services provided to our franchised and corporate retail supermarkets allow us to provide prompt and efficient, low-priced, high-quality products and important supplemental services to our franchised and corporate supermarkets and other customers.

       The degree of competition at the retail level varies with store location. In most of our franchised and corporate supermarket locations, we compete primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to those we have with our franchisees. In some of our supermarket locations, however, we also compete with national and regional retail chain stores, such as Sentry Food Stores, Pick `N Save, SuperSaver, Cub Foods, Jewel Food Stores, Dominicks Finer Foods, Copp's Supermarkets and Kohl's Food Stores. Other competitors include the general merchandise, wholesale club and supercenter format stores of Wal-Mart Stores, Inc., K-Mart Corp. and ShopKo Stores, Inc. and others. We believe that the principal retail competitive factors include:

              o      price;

              o      product quality and variety;

              o      store location and appearance; and

              o the quality of a store's perishable product and service departments.

       We believe our supermarkets' emphasis on low-cost, high-quality products, community-based multi-media marketing and merchandising programs and a high degree of in-store customer service and friendliness provide our franchised and corporate supermarkets with a competitive advantage in many retail market areas.

       Certain of our competitors at both the wholesale and retail level may have a competitive advantage resulting from utilizing lower-cost, non-union workforces. Certain of our competitors have greater financial resources and marketing budgets than we do. Also, certain competitors using the general merchandise, wholesale club format or supercenter format may choose to carry and market a less extensive variety of products, which may allow them to sell such items at a lower per unit cost than we do.

Employees

       As of January 2, 1999, we employed approximately 1,700 persons, including approximately 1,250 in the operation of our corporate retail supermarkets. A majority of our corporate retail employees are employed on a part-time basis. Of our remaining employees, approximately 210 are engaged in warehousing and trucking activities and approximately 240 are corporate and administrative personnel. Two collective bargaining agreements, covering a total of approximately 115 employees expire in 1999. We do not currently anticipate any strikes, work stoppages or slowdowns in connection with renewing such agreements.

Item 1A.  Executive Officers.


            Name and Age                             Positions and Offices with the Company
            ------------                             --------------------------------------
James H. Dickelman, 51................      Chairman of the Board, President and Chief Executive
                                            Officer
Michael R. Houser, 47.................      Executive Vice President - Marketing and Merchandising
John H. Dahly, 58.....................      Executive Vice President, Chief Financial Officer and Secretary
William K. Jacobson, 48...............      Senior Vice President - Retail Operations and Development and
                                            Assistant Secretary
Kenneth S. Folberg, 38................      Vice President - Logistics and Labor Relations
Armand C. Go, 37......................      Treasurer and Chief Accounting Officer
Larry D. Hayes, 56....................      Vice President - Meat, Bakery and Deli Operations
John S. Kwas, 59......................      Vice President - Grocery Procurement
Thomas J. Timler, 41..................      Vice President - Business Systems Support Group

       Messrs. Dickelman, Houser, Dahly and Jacobson are also members of our Board of Directors.



       Executive officers are generally elected annually at the annual meeting of our Board of Directors held on the date of our annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his prior death, resignation or removal.

       All of our executive officers have served in the positions indicated or in other management positions with Schultz Sav-O Stores for more than five years.

Item 2.    Properties.

       As is typical in our industry, a substantial portion of our capital assets are leased. As of January 2, 1999, we leased 17 corporate supermarkets and owned one supermarket. The leased supermarkets range in size from 19,980 to 54,850 square feet, with an average of 33,220 square feet.

       We generally lease our supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years, with several five-year renewal options. None of such existing lease arrangements contain repurchase options; nor do we own the land underlying any of such supermarkets. As of January 2, 1999, we subleased 51 of our leased supermarkets and leased one owned supermarket to independent operators who are our wholesale customers and franchisees.

       Renovations and expansions continue at six franchise operations. These renovations involve four expansions of existing franchise stores, one replacement franchise unit and development of one new market store. These projects are expected to increase the square footage of selling space at such stores by an average of approximately 40%.

       We own our distribution center and headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site that we own. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of warehouse space. We also lease approximately 14,500 square feet of office space in Sheboygan under a four-year lease expiring in August 2000, which is used for customer support services.

       We own approximately 5 acres of commercially zoned property in Wisconsin. We have entered into brokerage arrangements for the sale of this property.

Item 3.   Legal Proceedings.

       There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of our shareholders during the fourth quarter of 1998.

                                     PART II

Item 5.   Market for Our Common Stock and Related Shareholder Matters.

       Pursuant to our program for compensation of independent directors, we issued 300 shares of our common stock to each of our three nonemployee directors (other than those who receive fees for professional services provided to Schultz Sav-O Stores) on January 28, 1999. Such issuances were exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of that act.

       Pursuant to General Instruction G to Form 10-K ("Instruction G"), the other information required by this Item is incorporated herein by reference from information included under the caption entitled "Common Stock Information" set forth in our 1998 Annual Report to Shareholders (the "Annual Report").

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

       We believe that our exposure to market risk related to changes in foreign
currency   exchange  rates,   interest  rate  fluctuations  and  trade  accounts
receivable is immaterial.

Item 8.   Financial Statements and Supplementary Data.

       Pursuant to Instruction G, the Consolidated Balance Sheets of the Company as of January 2, 1999 and January 3, 1998, the Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended January 2, 1999, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

       Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in our definitive Proxy Statement for our 1999 annual meeting of shareholders (the "Proxy Statement").*

       * The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

Item 11.  Executive Compensation.

       Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the caption entitled "Executive Compensation" set forth in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the captions entitled "Stock Ownership of Management and Others" and "Election of Directors" set forth in the Proxy Statement.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)    The following documents are filed as a part of this Form 10-K:

1.     Financial Statements.

       Consolidated  Balance  Sheets as of January  2, 1999 and  January 3, 1998

       Consolidated   Statements  of  Earnings,  Cash  Flows  and  Shareholders'
       Investment for the fiscal years 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

       Report of Independent Public Accountants

       The foregoing Financial Statements are incorporated by reference to the pocket part included in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999.

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

                                                            Page Reference:
                                                               Form 10-K
2.     Financial Statement Schedules.
                  Report of Independent Public                    F-1
                  Accountants

                  Schedule VIII - Valuation and                   F-2
                  Qualifying Accounts and Reserves

       All other schedules have been omitted as not required or not applicable, or the information required to be shown thereon is included in the financial statements and related notes.

3.     Exhibits and Reports on Form 8-K.

       (a) The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

       (b) We filed no reports on Form 8-K during the fourth quarter of fiscal year 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SCHULTZ SAV-O STORES, INC.

Date:  March 25, 1999                          By    /s/  John H. Dahly
                                                    ---------------------------
                                                     John H. Dahly
                                                     Executive Vice President
                                                     and Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of the Company in the capacities indicated.



/s/  James H. Dickelman                          /s/  William K. Jacobson
James H. Dickelman, Chairman of                  William K. Jacobson, Director
Board, President, Chief Executive Officer
and Director (Principal Executive Officer)


/s/  John H. Dahly                               /s/  Michael R. Houser
John H. Dahly, Executive Vice President,         Michael R. Houser, Director
Chief Financial Officer, Secretary and
Director (Principal Financial Officer)


/s/  Armand C. Go                                /s/  Martin Crneckiy, Jr.
Armand C. Go, Treasurer and Chief                Martin Crneckiy, Jr., Director
Accounting Officer (Principal Accounting
 Officer)


/s/  Howard C. Dickelman                         /s/  R. Bruce Grover
Howard C. Dickelman, Director                    R. Bruce Grover, Director



/s/  Steven R. Barth
Steven R. Barth, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited, in accordance with generally accepted auditing standards, the financial statements included in Schultz Sav-O Stores, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ Arthur Andersen LLP
                                                ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 5, 1999.

                           SCHULTZ SAV-O STORES, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 1998, 1997 AND 1996


Allowance for Doubtful Accounts--
  Changes in the allowance for doubtful accounts are summarized as follows:


                                      1998           1997            1996
                                 --------------  -------------   ------------
Balance, beginning of year         $3,950,000      $3,650,000     $2,565,000
Provision charged to earnings         350,000         656,000        987,000
(Writeoffs)/recoveries, net                --        (356,000)        98,000
                                   ----------      ----------     ----------
Balance, end of year               $4,300,000      $3,950,000     $3,650,000
                                   ==========      ==========     ==========

                                  EXHIBIT INDEX

                           SCHULTZ SAV-O STORES, INC.
                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999



   Exhibit No.                           Description
   -----------                           -----------

       3.1 Restated Articles of Incorporated, as amended. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1988.

       3.2          By-Laws, as amended and restated as of March 16, 1999.

       4.1          Restated Articles of Incorporation,  as amended (included as
                    Exhibit 3.1). As summarized in Notes (4) and (8) of the Notes to Financial Statements incorporated by reference from our 1998 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K, we have various outstanding long-term debt and capital lease obligations. None of such obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

      10.1 Master Franchise Agreement, dated April 23, 1982, between Commodores Point Terminal Corporation and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended January 1, 1982.

      10.2 Agreement, dated August 1, 1982, between Schultz Sav-O Stores and Commodores Point Terminal Corporation. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended January 1, 1982.

      10.3 Amendment to Master Franchise Agreement, dated October 15, 1982, between Schultz Sav-O Stores and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended January 1, 1982.

      10.4 Amendment No. 2 to Piggly Wiggly Master Franchise Agreement, dated June 3, 1998, between Schultz Sav-O Stores and Piggly Wiggly Corporation. Incorporated by reference to Exhibit
                    10.2 to our Quarterly Report on Form 10-Q for the period ended April 25, 1998.

      10.5 Form of Director/Officer Indemnity Agreement. Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended January 2, 1988. This Agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

   Exhibit No.                           Description
   -----------                           -----------

      10.6 Form of Key Executive Employment and Severance Agreement, dated as of October 19, 1990, between Schultz Sav-O Stores and each of James H. Dickelman, John H. Dahly, and Michael
                    R. Houser, and dated as of January 31, 1997, between Schultz Sav-O Stores and William K. Jacobson. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 29, 1990. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.7 Form of amendment to Key Executive Employment and Severance Agreement between Schultz Sav-O Stores and each of James H. Dickelman, John H. Dahly, Michael R. Houser, and William K. Jacobson. Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the period ended July 18, 1998. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.8 Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and Schultz Sav-O Stores. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 30, 1996.

      10.9          Articles  of   Incorporation  of  Topco   Associates,   Inc.
                    (Cooperative). Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 1988.

      10.10 Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1996. Incorporated by reference to Exhibit
                    10.8 to our Annual Report on Form 10-K for the year ended December 30, 1996.

      10.11 1990 Stock Option Plan, as amended and restated as of October 15, 1998. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the period ended October 10, 1998. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.12 1995 Equity Incentive Plan, as amended and restated as of January 28, 1999. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.13 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan.. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.14 Schultz Sav-O Stores, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

   Exhibit No.                           Description
   -----------                           -----------

      10.15 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan, as amended and restated as of January 28, 1999. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

      10.16 Loan Agreement, dated as of December 3, 1992, among Schultz Sav-O Stores, M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee), as amended as of December 31, 1998.

       13 Portions of the 1998 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

       21           Subsidiary of Registrant.

       23           Consent of Independent Public Accountants.

       27           Financial Data Schedule.

       99 Definitive Proxy Statement for 1999 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).