Form 10-Q
period 1999-04-24
SCHULTZ SAV O STORES INC
filed 1999-05-25
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 24, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________ to __________

                          Commission File Number 0-549

                           SCHULTZ SAV-O STORES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             WISCONSIN                               39-0600405
  --------------------------------                ------------------
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation of organization)               Identification No.)

          2215 UNION AVENUE
         SHEBOYGAN, WISCONSIN                         53081
        ----------------------                      ----------
        (Address of principal                       (Zip Code)
          executive offices)

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

     As of May 24, 1999, 6,430,179 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX


                                                                          PAGE
                                                                         NUMBER

     PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

                Consolidated Balance Sheets                                 3

                Unaudited Consolidated Statements of Earnings               4

                Unaudited Consolidated Statements of Cash Flows             5

                Notes to Unaudited Consolidated Financial Statements        6

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                  8

     Item 3. Quantitative and Qualitative Disclosures
                about Market Risk                                          11

     PART II OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                     12

     Item 6. Exhibits and Reports on Form 8-K                              12

     SIGNATURES                                                            12

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                  (Unaudited)       (Audited)
                                                   April 24,       January 2,
Assets                                               1999             1999
--------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                        $ 29,432,000    $ 34,334,000
     Receivables                                    9,654,000       6,233,000
     Inventories                                   21,959,000      23,951,000
     Other current assets                           3,499,000       2,385,000
     Deferred Income taxes                          4,376,000       4,376,000
--------------------------------------------------------------------------------
     Total current assets                          68,920,000      71,279,000
--------------------------------------------------------------------------------

Noncurrent receivable under capital subleases       5,986,000       6,107,000
Property under capital leases, net                  2,411,000       2,499,000
Other noncurrent assets                             3,325,000       3,524,000
Property and equipment, net                        21,146,000      21,687,000
--------------------------------------------------------------------------------
                                                 $101,788,000    $105,096,000
================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                            $ 23,257,000    $ 24,798,000
     Accrued salaries and benefits                  4,869,000       5,040,000
     Accrued insurance                              3,198,000       3,020,000
     Retail repositioning reserve                     594,000         685,000
     Other accrued liabilities                      2,950,000       4,060,000
     Current obligations under capital leases         669,000         656,000
     Current maturities of long-term debt             148,000         136,000
--------------------------------------------------------------------------------
     Total current liabilities                     35,685,000      38,395,000
--------------------------------------------------------------------------------

Long-term obligations under capital leases          9,550,000       9,764,000
Long-term debt                                      2,948,000       3,021,000
Deferred income taxes                                 831,000         831,000
Shareholders' investment:
     Common stock                                     438,000         438,000
     Additional paid-in capital                    14,359,000      14,359,000
     Retained earnings                             59,095,000      57,792,000
     Treasury stock                               (21,118,000)    (19,504,000)
--------------------------------------------------------------------------------
     Total shareholders' investment                52,774,000      53,085,000
--------------------------------------------------------------------------------
                                                 $101,788,000    $105,096,000
================================================================================

                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

  ------------------------------------------------------------------------------
                                                  For the 16-weeks ended
                                          April 24, 1999       April 25, 1998
  ------------------------------------------------------------------------------

  Net sales                                 $ 146,951,000       $ 142,142,000
  Costs and expenses:
       Cost of products sold                  123,155,000         119,079,000
       Operating and
        administrative expenses                20,965,000          20,301,000

  Operating income                              2,831,000           2,762,000

  Interest income                                 392,000             305,000
  Interest expense                               (231,000)           (271,000)

  Earnings before income taxes                  2,992,000           2,796,000

  Provision for income taxes                    1,161,000           1,085,000
  ------------------------------------------------------------------------------

  Net earnings                              $   1,831,000       $   1,711,000
  ==============================================================================

  Earnings per share - basic                $        0.28       $        0.25

  Earnings per share - diluted              $        0.27       $        0.24

  Cash dividends paid per share
       of common stock                      $        0.08       $        0.07

  Weighted average common shares
       and equivalents                          6,756,000           7,012,000

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                         For the 16-weeks ended
                                                  April 24, 1999  April 25, 1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                $  1,831,000    $  1,711,000
     Adjustments to reconcile net earnings to
       net cash flows from operating activities
         Depreciation and amortization              1,527,000       1,574,000
     Changes in assets and liabilities
         Receivables                               (3,421,000)     (1,273,000)
         Inventories                                1,992,000         110,000
         Other current assets                      (1,032,000)       (265,000)
         Accounts payable                          (1,541,000)      2,673,000
         Accrued liabilities                       (1,194,000)       (766,000)
--------------------------------------------------------------------------------
Net cash flows from operating activities           (1,838,000)      3,764,000
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment         (787,000)       (749,000)
     Receipt of principal amounts under capital
       sublease agreements                            125,000         136,000
     Other                                              2,000          36,000
--------------------------------------------------------------------------------
Net cash flows from investing activities             (660,000)       (577,000)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury stock     (1,627,000)       (673,000)
     Payment of cash dividends                       (528,000)       (477,000)
     Principal payments under capital lease
      obligations                                    (201,000)       (205,000)
     Principal payments on long-term debt             (61,000)       (121,000)
     Proceeds from exercise of stock options                -         232,000
     Other                                             13,000          14,000
--------------------------------------------------------------------------------
Net cash flows from financing activities           (2,404,000)     (1,230,000)
--------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                    (4,902,000)      1,957,000
     Balance, beginning of period                  34,334,000      23,124,000
--------------------------------------------------------------------------------
Balance, end of period                           $ 29,432,000    $ 25,081,000
================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                               $    226,000    $    293,000
     Income taxes paid                              1,349,000       1,068,000

                           SCHULTZ SAV-O STORES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended January 2, 1999.

(2)  Interest Expense

--------------------------------------------------------------------------------
                                                  For the 16 weeks ended
                                          April 24, 1999        April 25, 1998
--------------------------------------------------------------------------------

Imputed - capital leases                  $    137,000         $     145,000
Long-term debt                                  94,000               100,000
Other                                                -                26,000
--------------------------------------------------------------------------------

Interest expense                          $    231,000         $     271,000
================================================================================

(3)  Other Current Assets

--------------------------------------------------------------------------------
                                          April 24, 1999        January 2, 1999
--------------------------------------------------------------------------------

Property held for resale                  $  1,727,000         $     578,000
Prepaid expenses                               737,000             1,086,000
Retail systems and supplies for resale         633,000               314,000
Receivable under capital subleases             402,000               407,000
--------------------------------------------------------------------------------

Other current assets                      $  3,499,000         $   2,385,000
================================================================================

(4)  Segment Reporting

The Company adopted FAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" for its fiscal 1998. Based on management responsibility, the Company identified two business segments, wholesale and retail, in which it operates.

The Company's management utilizes several measurement tools in evaluating each segment's performance and each segment's resource requirements. However, the principal measurement tools are consistent with the Company's consolidated financial statements and accordingly are reported on a similar basis. Wholesale operating profits on sales through the Company's corporate stores are allocated to the retail segment. The "corporate" heading includes corporate-related items, principally cash and equivalents. As it relates to operating income, "corporate" heading includes corporate-related items allocated to the appropriate segments.

Summarized financial information for the first quarters of 1999 and 1998 concerning the Company's reportable segments is shown in the following tables (in thousands):

--------------------------------------------------------------------------------
Sales                                        1999                1998
--------------------------------------------------------------------------------
Wholesale sales                       $     122,493      $      119,357
Intracompany sales                          (38,304)            (37,374)
Net wholesale sales                          84,189              81,983
Retail sales                                 62,762              60,159
--------------------------------------------------------------------------------
Total sales                           $     146,951      $      142,142
================================================================================


--------------------------------------------------------------------------------
Earnings Before Income Tax                   1999                1998
--------------------------------------------------------------------------------
Wholesale                             $       2,326      $        2,288
Retail                                          505                 474
Total operating income                        2,831               2,762
Interest income                                 392                 305
Interest expense                               (231)               (271)
--------------------------------------------------------------------------------
Earnings before income taxes          $       2,992      $        2,796
================================================================================


(5)  Reclassification

Certain first quarter 1998 information previously reported has been reclassified to conform to the first quarter 1999 presentation.

Item 2. Management's Discussion and Analysisof
        Financial Condition and Results of Operations

Results of Operations
---------------------

Selected costs and results as a percent of net sales:
--------------------------------------------------------------------------------
                                                For the 16-weeks ended
                                         April 24, 1999        April 25, 1998
--------------------------------------------------------------------------------
Cost of products sold                         83.8%                 83.7%
Operating and administrative expenses         14.3                  14.3
Earnings before income taxes                   2.0                   2.0
Net earnings                                   1.3                   1.2
--------------------------------------------------------------------------------

Net Sales

Net sales for the 16-week first quarter ended April 24, 1999 were nearly $147.0 million, compared to $142.1 million for the same period in 1998. The increase of $4.8 million, or 3.4%, was due to increased retail and wholesale sales volume. Retail sales for the first quarter of 1999 improved 4.3%, or $2.6 million, to $62.8 million compared to $60.2 million for the same period last year. This increase was due primarily to the Appleton market replacement corporate store that was opened on August 19, 1998. The retail sales increase was achieved despite the absence of food price inflation during the first quarter of 1999. Net wholesale sales volume for the first quarter of 1999 increased 2.7%, or $2.2 million, to $84.2 million, compared to $82.0 million for the same quarter in 1998. Net wholesale sales benefited from the completion of franchise facility projects in Howards Grove, Waupaca and Lomira in 1998 and, to a lesser extent, in Fort Atkinson in March 1999. Wholesale sales, however, were negatively impacted by the two consolidations that were completed in November 1998 and January 1999 resulting in two franchise store closures. Net sales continued to benefit from the continued success of the Piggly Wiggly Preferred Club(R) Card, a sophisticated electronic card marketing initiative that rewards shoppers with instant savings, incentives and promotions. As of April 24, 1999, the Company had 67 independent franchise-owned supermarkets and 18 corporate stores, all operating under the Piggly Wiggly banner.

Consistent with the Company's business strategy to continue to expand its wholesale volume, since April 24, 1999, the Company has completed the following franchise facility projects:
= opened one new market franchise supermarket approximating 26,000 square feet in Cottage Grove, Wisconsin; and
= substantially completed the facility expansion projects in Beaver Dam, Crivitz and Randolph, Wisconsin, thereby increasing the stores' square footage by approximately 35%.
In addition to these recently completed projects, the Company expects to complete the expansion of one franchise supermarket in Kiel, Wisconsin during the second quarter of 1999. The Company anticipates that these franchise stores will have a positive impact on wholesale sales for the rest of the year. The expected sales increase from these projects should offset the anticipated slowdown in sales trend due to increased competitive activity in several of the Company's market areas; the closure of two franchise stores as part of two recent consolidations; and the continued lack of any food price inflation.

As part of the Company's continuing efforts to increase its sales, the Company plans to begin two replacement supermarket projects, one of which is a corporate store, during the second half of 1999. The Company expects the square footage of these two stores in Racine and Pardeeville, Wisconsin to double in size from approximately 30,000 to 60,000 square feet. Both projects are expected to be completed in 2000.

Cost of Products Sold

Cost of products sold, as a percent of sales, increased 0.1% to 83.8% for the first quarter of 1999, compared to the same quarter in 1998. The Company's sales mix of 42.8% retail and 57.2% wholesale for the first quarter of 1999 was comparable to the 42.4% retail and 57.6% wholesale sales mix for the same quarter last year. Due to competitive pressures, the Company's gross margin essentially stayed constant between the periods in spite of a small increase in higher margin retail sales relative to total sales. Based solely on the anticipated sales increase from completed franchise facility projects, the Company expects the wholesale sales mix to increase nominally for the rest of 1999.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, remained constant at 14.3% between the first quarters of 1999 and 1998. Total operating and administrative expenses increased $664,000 for the first quarter of 1999. More than 60% of the additional expenses was attributable to higher operating expenses the Company incurred in connection with its newer Appleton replacement corporate store, compared to the older noncompetitive store that was closed in August 1998.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience operational difficulties in their respective marketplaces. The Company continues to evaluate various business alternatives relating to its underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. Similar to certain prior years, implementation of these alternatives may result in the Company incurring certain repositioning or restructuring charges for replaced, closed or sold stores. These actions can negatively impact net earnings in the short-term, but the Company believes that such actions will help improve the Company's long-term profitability.

Net Earnings

Net earnings for the first quarter of 1999 increased 7.0% to $1.8 million, compared to $1.7 million for the same period last year. Net earnings for the first quarter of 1999 benefited from a combination of gross margin contribution from increased retail and wholesale sales volume, increased interest income from short-term investment of cash and reduced interest expense due to a reduction in long-term debt. With continuing improvements in sales and productivity, the Company's net earnings-to-sales ratio for the first quarter of 1999 improved to 1.3%, compared to 1.2% for the first quarter of 1998. Additionally, the Company has 25 consecutive quarters of increased earnings over the prior year's comparable quarter. Diluted earnings per share for the first quarter of 1999 increased 12.5% to $0.27 from $0.24 for the same quarter last year. On a percentage basis, diluted earnings per share increased more than net earnings due to additional share repurchases aggregating 333,100 shares since April 25, 1998, which reduced the weighted average common shares and equivalents outstanding.

Liquidity and Capital Resources
-------------------------------

At April 24, 1999, the Company had cash and equivalents totaling $29.4 million. At year-end 1998, cash and equivalents aggregated $34.3 million. The net cash utilization of $4.9 million was attributable to certain significant operational, investing and financing activities as described below.

The Company had net cash outflows from operating activities aggregating $1.8 million during the first quarter of 1999, compared to a net cash inflow of $3.8 million for the same quarter in 1998. The first quarter increase in receivables of $3.4 million over the 1998 year-end balance was due principally to a $2.0 million increase in short-term financing to the Company's wholesale customers. The Company expects to settle these short-term financing receivables during the second and third quarters of 1999. The additional $1.4 million increase was due to timing of cash receipts. Although inventory levels based on replacement cost at April 24, 1999 decreased by nearly $2.0 million, this decrement, on an overall basis, did not positively impact cash flows due to the corresponding decrease in accounts payable. The cash flow realized from net earnings before depreciation and amortization for the first quarter of 1999 and 1998 totaled $3.4 million and $3.3 million, respectively.

The Company incurred $787,000 in capital expenditures during the first quarter of 1999. More than 85% of the expenditures related to retail store equipment and technological upgrades. At April 24, 1999, of the fiscal 1999 capital budget of $3.3 million, the Company has approximately $2.5 million available for the rest of the year. Total capital expenditures for the first quarter of 1998 were comparable at $749,000.

The Company repurchased 98,100 shares of its common stock during the first quarter of 1999 at an aggregate price of $1.6 million as part of the Company's existing stock repurchase program. During the first quarter of 1998, total repurchases were only $673,000. First quarter 1999 cash dividend payouts totaled $528,000 compared to $477,000 for the same period last year. The quarter-to-quarter cash dividend per share increased to $0.08, or 14.3%, from $0.07 last year. With the percentage increase in dividends per share higher than the net earnings percentage increase, the first quarter dividend payout as a percentage of net earnings increased to 28.8%, compared to 27.9% for the same period last year.

The Company's working capital position at April 24, 1999 was $33.2 million, compared to $32.9 million at January 2, 1999. The Company's current ratio at April 24, 1999 was 1.93 to 1.00 with cash and equivalents constituting $29.4 million of the working capital. The Company also has unsecured revolving bank credit facilities aggregating $16.0 million which remains available for use in its entirety. At April 24, 1999, the Company's liquidity position continues to be very favorable and strong.


Year 2000 Issues
----------------

A team, staffed primarily with internal professionals within the Company's business systems group and some outside consultants on an as-needed basis, developed a plan in 1997 to assess its information technology ("IT") and non-information technology systems. The plan consisted of three main project phases: (1) to make an inventory listing of all IT and non-IT systems that may be subject to the year 2000 issue along with an assessment as to the scope of the issue as it related to these systems; (2) to remediate any and all year 2000 compliance problems; and (3) to test, validate and implement systems subsequent to remediation.

As of April 24, 1999, the Company believes it is essentially on schedule to complete all testing, validation and implementation of all IT and non-IT systems before the end of the year. Based on tests, validation and implementation that have been completed to date, the Company expects to be year 2000 compliant. Total year 2000 expenses are not expected to exceed $500,000, of which approximately $360,000 will be charged to operations during fiscal 1999. During the first quarter of 1999, the Company incurred nearly $150,000.

As part of the year 2000 project, the Company has identified business relationships with third parties, including suppliers, vendors, financial institutions and other service providers, which the Company believes are critical to its business operations. The Company has been communicating with these third parties through correspondence and/or interviews to ascertain the extent to which they are addressing their year 2000 compliance issues. The Company will continue to assess and monitor the progress of these third parties in resolving year 2000 issues. The Company undertakes a certain amount of risk by relying on the third parties' own year 2000 assessments. Because of this, the Company believes that a key vendor's failure to resolve its year 2000 issues is the most likely worst case scenario for the Company. Such failure could result in the Company not being able to procure products from a key vendor on a timely basis. The Company does not expect this most likely worst case scenario to have a material adverse impact on its core retail and wholesale businesses due principally to the Company's network of alternative suppliers and vendors. The Company will, however, develop contingency plans to work with these key third parties.


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following: (i) presence of intense competitive market activity in the Company's market areas; (ii) ability to identify and develop new market locations for expansion purposes; (iii) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (iv) ongoing advancing information technology requirements; (v) ongoing absence of food price inflation; and (vi) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators. Due principally to the competitive nature of the industry and to the quality of its retail store operators, the Company continues to evaluate various courses of action relating to its underperforming retail operations. These courses of action include closures, conversions and consolidations of retail stores. Implementation of these actions can result in certain repositioning charges to the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II       Other Information

Item 2.       Changes in Securities and Use of Proceeds

In accordance with its program for annual compensation of independent directors, on January 28, 1999, the Company issued 300 shares of its Common Stock to each of its three non-employee directors that are not otherwise compensated by the Company for professional services. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

Item 6.       Exhibits and Reports on Form 8-K

    (a)       Exhibits

              Exhibit 27       Financial Data Schedule.


    (b) No reports of Form 8-K were filed by the Company during the first quarter of fiscal 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCHULTZ SAV-O STORES, INC.
                                          (Registrant)



  May 25, 1999                     /s/ Armand C. Go.
  ------------                     -------------------------------------------
   (Date)                          Armand C. Go, Vice President, Treasurer and
                                          Chief Accounting Officer

                                  EXHIBIT INDEX

 Exhibit No.                        Description

    27                         Financial Data Schedule