Form 10-Q
period 1999-06-17
SCHULTZ SAV O STORES INC
filed 1999-08-25
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 17, 1999

                                                        OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

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

       As of August 20, 1999, 6,374,529 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Consolidated Balance Sheets                             3

                 Unaudited Consolidated Statements of Earnings           4

                 Unaudited Consolidated Statements of Cash Flows         5

                 Notes to Unaudited Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                              8

Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risk                                      11

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                     12

Item 4.   Submission of Matters to Vote of Security Holders             12

Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                              13

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------- --------------------  --------------------
                                                                (Unaudited)            (Audited)
                                                                 July 17,             January 2,
Assets                                                             1999                  1999
----------------------------------------------------------- --------------------  --------------------
Current assets:
     Cash and equivalents                                       $  33,515,000        $  34,334,000
     Receivables                                                    8,840,000            6,233,000
     Inventories                                                   20,467,000           23,951,000
     Other current assets                                           2,270,000            2,385,000
     Deferred income taxes                                          4,645,000            4,376,000
----------------------------------------------------------- --------------------  --------------------
     Total current assets                                          69,737,000           71,279,000
----------------------------------------------------------- --------------------  --------------------

Noncurrent receivable under capital subleases                       5,895,000            6,107,000
Property under capital leases, net                                  2,345,000            2,499,000
Other noncurrent assets                                             3,467,000            3,524,000
Property and equipment, net                                        20,789,000           21,687,000
----------------------------------------------------------- --------------------  --------------------
                                                                $ 102,233,000        $ 105,096,000
=========================================================== ====================  ====================

Liabilities and Shareholders' Investment
----------------------------------------------------------- --------------------  --------------------
Current liabilities:
     Accounts payable                                           $  22,403,000        $  24,798,000
     Accrued salaries and benefits                                  5,348,000            5,040,000
     Accrued insurance                                              3,443,000            3,020,000
     Retail repositioning reserve                                     537,000              685,000
     Other accrued liabilities                                      4,180,000            4,060,000
     Current obligations under capital leases                         678,000              656,000
     Current maturities of long-term debt                             120,000              136,000
----------------------------------------------------------- --------------------  --------------------
     Total current liabilities                                     36,709,000           38,395,000
----------------------------------------------------------- --------------------  --------------------

Long-term obligations under capital leases                          9,390,000            9,764,000
Long-term debt                                                      2,948,000            3,021,000
Deferred income taxes                                                 695,000              831,000
Shareholders' investment:
     Common stock                                                     438,000              438,000
     Additional paid-in capital                                    14,359,000           14,359,000
     Retained earnings                                             60,619,000           57,792,000
     Treasury stock                                               (22,925,000)         (19,504,000)
----------------------------------------------------------- --------------------  --------------------
     Total shareholders' investment                                52,491,000           53,085,000
----------------------------------------------------------- --------------------  --------------------
                                                                $ 102,233,000        $ 105,096,000
=========================================================== ====================  ====================

                                       3


                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


  -------------------------------------------- ------------------------------------------ -----------------------------------------
                                                        For the 12-weeks ended                     For the 28-weeks ended
                                                  July 17, 1999         July 18, 1998        July 17, 1999        July 18, 1998
  -------------------------------------------- --------------------- -------------------- -------------------- --------------------

  Net sales                                      $   115,124,000       $   114,068,000      $   262,075,000      $   256,210,000
  Costs and expenses:
       Cost of products sold                          96,376,000            95,618,000          219,531,000          214,697,000
       Operating and
        administrative expenses                       15,486,000            15,244,000           36,451,000           35,545,000

  Operating income                                     3,262,000             3,206,000            6,093,000            5,968,000

  Interest income                                        250,000               285,000              642,000              590,000
  Interest expense                                      (182,000)             (182,000)            (413,000)            (453,000)

  Earnings before income taxes                         3,330,000             3,309,000            6,322,000            6,105,000

  Provision for income taxes                           1,292,000             1,284,000            2,453,000            2,369,000
  -------------------------------------------- --------------------- -------------------- -------------------- --------------------

  Net earnings                                   $     2,038,000       $     2,025,000      $     3,869,000      $     3,736,000
  ============================================ ===================== ==================== ==================== ====================

  Earnings per share - basic                     $          0.32       $          0.30      $          0.59      $          0.53

  Earnings per share - diluted                   $          0.31       $          0.29      $          0.58      $          0.53

  Cash dividends paid per share
       of common stock                           $          0.08       $          0.07      $          0.16      $          0.14

  Weighted average common shares
       and equivalents                                 6,601,000             7,014,000            6,688,000            7,013,000


                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------ ---------------------------------------------
                                                                                    For the 28-weeks ended
                                                                             July 17, 1999           July 18, 1998
------------------------------------------------------------------------ --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $   3,869,000           $   3,736,000
     Adjustments to reconcile net earnings to net cash flows
       from operating activities
         Depreciation and amortization                                           2,669,000               2,713,000
     Changes in assets and liabilities
         Receivables                                                            (2,607,000)              1,171,000
         Inventories                                                             3,484,000                 824,000
         Other current assets                                                      192,000                (663,000)
         Accounts payable                                                       (2,395,000)              1,984,000
         Accrued liabilities                                                       298,000               1,149,000
------------------------------------------------------------------------ --------------------     --------------------
Net cash flows from operating activities                                         5,510,000              10,914,000
------------------------------------------------------------------------ --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                    (1,651,000)             (1,282,000)
     Receipt of principal amounts under capital
       sublease agreements                                                         219,000                 239,000
     Proceeds from asset sales                                                       7,000                  61,000
------------------------------------------------------------------------ --------------------     --------------------
Net cash flows from investing activities                                        (1,425,000)               (982,000)
------------------------------------------------------------------------ --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury stock                                  (3,434,000)               (673,000)
     Payment of cash dividends                                                  (1,042,000)               (954,000)
     Principal payments under capital lease obligations                           (352,000)               (358,000)
     Principal payments on long-term debt                                          (89,000)               (157,000)
     Proceeds from exercise of stock options                                             -                 232,000
     Other                                                                          13,000                  14,000
------------------------------------------------------------------------ --------------------     --------------------
Net cash flows from financing activities                                        (4,904,000)             (1,896,000)
------------------------------------------------------------------------ --------------------     --------------------

CASH AND EQUIVALENTS:
     Net change                                                                   (819,000)              8,036,000
     Balance, beginning of period                                               34,334,000              23,124,000
------------------------------------------------------------------------ --------------------     --------------------
Balance, end of period                                                       $  33,515,000           $  31,160,000
======================================================================== ====================     ====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                           $     409,000           $     458,000
     Income taxes paid                                                           2,384,000               1,985,000


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

(2)    Interest Expense

----------------------------------- ----------------------------------------- -----------------------------------------
                                              For the 12-weeks ended                    For the 28-weeks ended
                                       July 17, 1999       July 18, 1998          July 17, 1999        July 18, 1998
----------------------------------- -------------------- -------------------- -------------------- --------------------

Imputed - capital leases              $       102,000      $       109,000      $       239,000      $       254,000
Long-term debt                                 71,000               73,000              165,000              173,000
Other                                           9,000                   -                 9,000               26,000
----------------------------------- -------------------- -------------------- -------------------- --------------------

Interest expense                      $       182,000      $       182,000      $       413,000      $       453,000
=================================== ==================== ==================== ==================== ====================

(3)    Other Current Assets

------------------------------------------- --------------------- ---------------------
                                                July 17, 1999        January 2, 1999
------------------------------------------- --------------------- ---------------------

Prepaid expenses                              $       947,000       $     1,086,000
Property held for resale                              606,000               578,000
Receivable under capital subleases                    399,000               407,000
Retail systems and supplies for resale                318,000               314,000
------------------------------------------- --------------------- ---------------------

Other current assets                          $     2,270,000       $     2,385,000
=========================================== ===================== =====================

(4)    Segment Reporting

The Company adopted FAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" for its fiscal 1998. Based on management responsibility, the Company identified two business segments, wholesale and retail, in which it operates.

The Company's management utilizes several measurement tools in evaluating each segment's performance and each segment's resource requirements. However, the principal measurement tools are consistent with the Company's consolidated financial statements and accordingly are reported on a similar basis. Wholesale operating profits on sales through the Company's corporate stores are allocated to the retail segment. The "corporate" heading includes corporate-related items, principally cash and equivalents. As it relates to operating income, the "corporate" heading includes corporate-related items allocated to the appropriate segments.

Summarized financial information for the second quarter and year-to-date of 1999 and 1998 concerning the Company's reportable segments is shown in the following tables (in thousands):


------------------------------------- ------------------------------------- --------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Sales                                    July 17, 1999      July 18, 1998      July 17, 1999       July 18, 1998
------------------------------------- ------------------ ------------------ ------------------- ------------------
Wholesale sales                         $      95,222      $      94,553      $     217,715       $     213,910
Intracompany sales                            (28,012)           (28,057)           (66,316)            (65,431)
Net wholesale sales                            67,210             66,496            151,399             148,479
Retail sales                                   47,914             47,572            110,676             107,731
------------------------------------- ------------------ ------------------ ------------------- ------------------
Total sales                             $     115,124      $     114,068      $     262,075       $     256,210
===================================== ================== ================== =================== ==================

------------------------------------- ------------------------------------- --------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Earnings Before Income Tax               July 17, 1999      July 18, 1998      July 17, 1999       July 18, 1998
------------------------------------- ------------------ ------------------ ------------------- ------------------
Wholesale                               $       2,357      $       2,070      $       4,683       $       4,358
Retail                                            905              1,136              1,410               1,610
Total operating income                          3,262              3,206              6,093               5,968
Interest income                                   250                285                642                 590
Interest expense                                 (182)              (182)              (413)               (453)
------------------------------------- ------------------ ------------------ ------------------- ------------------
Earnings before income taxes            $       3,330      $       3,309      $       6,322       $       6,105
===================================== ================== ================== =================== ==================


(5)    Reclassification

Certain  second   quarter  1998   information   previously   reported  has  been
reclassified to conform to the second quarter 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Selected costs and results as a percent of net sales:
----------------------------------------------- ---------------------------------- ----------------------------------
                                                     For the 12-weeks  ended            For the  28-weeks  ended
                                                 July  17, 1999  July  18,  1998    July 17, 1999    July 18, 1998
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
Cost of products sold                                  83.7%            83.8%             83.8%            83.8%
Operating and administrative expenses                  13.5             13.4              13.9             13.9
Earnings before income taxes                            2.9              2.9               2.4              2.4
Net earnings                                            1.8              1.8               1.5              1.5
----------------------------------------------- ---------------- ----------------- ---------------- -----------------

Net Sales

Net sales for the 12- and 28- week periods ended July 17, 1999 were $115.1 million and $262.1 million, respectively, compared to $114.1 million and $256.2 million, respectively, for the same periods in 1998. The increases of $1.0 million and $5.9 million, or 0.9% and 2.3%, respectively, benefited from an increase in wholesale and retail sales volume. Retail sales for the 12- and 28-week periods ended July 17, 1999 were $47.9 million and $110.7 million, respectively, compared to $47.6 million and $107.7 million for the same periods in 1998. The retail sales increases of $300,000 and $3.0 million, or 0.6% and 2.8%, were due primarily to the Appleton market replacement corporate store that was opened on August 19, 1998. Second quarter retail sales were negatively impacted by decreased sales in certain market areas due to competitive pressures. Net wholesale sales for the 12- and 28- week periods ended July 17, 1999 were $67.2 million and $151.4 million, respectively, compared to $66.5 million and $148.5 million for the same periods in 1998. The increases of $700,000 and $2.9 million, or 1.1% and 2.0%, respectively, benefited from the completion of franchise facility projects and the continued success of the Piggly Wiggly Preferred Club(R) Card program. Since the end of 1998, a new market franchise store opened in Cottage Grove and franchise expansion projects have been completed in Fort Atkinson, Kiel, Crivitz, Randolph, and Beaver Dam, Wisconsin. Wholesale sales, however, were adversely impacted by the Company's two store consolidations that were completed in November 1998 and January 1999, resulting in two franchise store closures. As of July 17, 1999, the Company had 68 independent franchise-owned supermarkets and 18 corporate stores, all operating under the Piggly Wiggly banner.

Consistent with the Company's efforts to expand the wholesale segment of the business, in late August 1999, the Company converted an independent operator in Niagara, Wisconsin from another wholesaler into a Piggly Wiggly franchise unit. The Company anticipates that this conversion, along with the completion of its franchise expansion projects, will have a positive impact on wholesale sales for the remainder of the year. The projected wholesale sales increase should offset the anticipated slowdown in retail sales trend due to competitive activity in certain market areas; the closure of two franchise stores as part of two recent consolidations; and the continued lack of any food price inflation.

Cost of Products Sold

Cost of products sold, as a percent of sales, decreased by 0.1% to 83.7% compared to 83.8% for the second quarter of 1998, and remained constant at 83.8% for the first half of 1999 and 1998. The Company's sales mix of 42.2% retail and 57.8% wholesale for the first half of 1999 was comparable to 42.0% retail and 58.0% wholesale sales mix for the first half of 1998. Although retail sales mix increased slightly from prior year, due to competitive pressures, the Company's gross margin for the first half of 1999 and 1998 stayed constant. The Company expects the wholesale sales mix to increase nominally for the rest of 1999 based solely on anticipated sales from completed franchise facility projects and certain retail store conversions.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 13.5% for the second quarter of 1999, compared to 13.4% for the same period in 1998. For the first halves of 1999 and 1998 operating and administrative expenses as a percent of sales remained constant at 13.9%. More than 60% of the additional expenses were attributable to higher operating expenses incurred by the Company in connection with its newer Appleton replacement corporate store, compared to the older noncompetitive store that was closed in August 1998. Additionally, the Company incurred certain realization charges relating to customer receivables during the second quarter of 1999.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience a variety of operational issues in their respective marketplaces. The Company continues to evaluate various business alternatives relating to these underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. Similar to certain prior years, implementation of these alternatives is likely to result in the Company incurring certain repositioning or restructuring charges for these replaced, closed or sold stores and negatively impact net earnings in the short term. However, the Company believes that such actions will help improve the Company's long-term profitability.

The Company has made a commitment to initiate a comprehensive plan to review, analyze and replace its existing core systems with an integrated business system more responsive to the Company's strategic plan while incorporating best business practices and best technology practices currently available. This decision is a direct by-product of ongoing advancement in information technology and the ever-increasing competitive nature of the industry. The Board of Directors has created a steering committee and a project team composed of internal professionals and outside retail industry consultants. The estimated consulting fee for the comprehensive planning stage of this project is in the range of $500,000, most of which is projected to be incurred and expensed during 1999. The Company expects to begin the planning process before the end of the year and to complete the process during the first half of 2000. Cost estimates for the actual core systems implementation, which may be a significant amount, will be determined as part of the comprehensive plan which will then be presented to the Board of Directors for their review and approval.

Net Earnings

Net earnings for the 12- and 28- week periods ended July 17, 1999, compared to the same periods in 1998, increased 0.6% and 3.6% to $2.0 million and $3.9 million, respectively. Although operating results only improved slightly, the second quarter's earnings performance still represented the Company's 26th consecutive quarter of increased earnings over the prior year's similar quarter. Diluted earnings per share for the 12- and 28- week periods ended July 17, 1999 increased 6.9% to $0.31, compared to $0.29 in 1998, and increased 9.4% to $0.58 compared to $0.53 in 1998, respectively. The percentage increase in diluted earnings per share increased more than net earnings as a result of the Company's ongoing stock repurchase program. The weighted average common shares and equivalents were 6,601,000 and 7,014,000 for the second quarters of 1999 and 1998, and 6,688,000 and 7,013,000 for the first halves of 1999 and 1998.

Liquidity and Capital Resources

At July 17, 1999, the Company had cash and equivalents totaling $33.5 million. At year-end 1998, cash and equivalents aggregated $34.2 million. The net cash utilization of $819,000 was attributable to certain significant operational, investing and financing activities as described below.

The Company had net cash inflows from operating activities of $5.5 million during the first half of 1999, compared to a net cash inflow of $10.9 million for the same period in 1998. The change in cash flows from operating activities between quarters of $5.4 million was due primarily to the timing of cash receipts, cash payments, and a change in short-term financing to its wholesale customers. Although inventories at July 17, 1999 have increased by nearly $3.5 million compared to July 18, 1998 levels, the overall increment did not negatively impact the cash flow due to the corresponding decrease in accounts payable of $2.4 million.

Net cash outflows from investing activities for the 28-week period ended July 17, 1999 totaled $1.4 million, compared to nearly $1.0 million for the same period in 1998. The Company incurred $1.7 million in capital expenditures during the first half of 1999. A significant portion of the expenditures related to retail store equipment and technological upgrades. At July 17, 1999, of the fiscal 1999 capital budget of $3.3 million, the Company has approximately $1.6 million available for the rest of the year.

Net cash outflows from financing activities for the 28-week period ended July 17, 1999, totaled $4.9 million compared to nearly $1.9 million for the same period in 1998. Although total cash dividends paid of about $1.0 million were comparable between years, cash dividends per share for the first half of 1999 increased 14.3% compared to 1998. During the first half of 1999, the Company repurchased nearly 212,000 shares of its common stock at an aggregate price of $3.4 million as part of the Company's existing stock repurchase program compared to $673,000 during the first half of 1998. Additionally, the Company's Board of Directors announced an authorized increase in the Company's stock repurchase program from $5.0 million to $10.0 million.

The Company's working capital position at July 17, 1999 was $33.0 million, compared to $32.9 million at January 2, 1999. The Company's current ratio at July 17, 1999 was 1.90 to 1.00 with cash and equivalents constituting all of the working capital. The Company also has unsecured revolving bank credit facilities aggregating $16.0 million which remains available for use in its entirety. At July 17, 1999, the Company's liquidity position continues to be very favorable and strong.


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

As of July 17, 1999, the Company believes it is essentially on schedule to complete all testing, validation and implementation of all IT and non-IT systems before the end of the year. Based on tests, validation and implementation that have been completed to date, the Company expects its IT and non-IT systems to be completely tested, validated and implemented on or before December 1, 1999. Total year 2000 expenses are not expected to exceed $500,000, of which approximately $360,000 will be charged to operations during fiscal 1999. During the first half of 1999, the Company incurred nearly $225,000.

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


Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "projects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following:
(i) presence of intense competitive market activity in the Company's market areas; (ii) ability to identify and develop new market locations for expansion purposes; (iii) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (iv) ongoing advancing information technology requirements; (v) ongoing absence of food price inflation; and (vi) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators. Due principally to the competitive nature of the industry and to the quality of its retail store operators, the Company continues to evaluate various courses of action relating to its underperforming retail operations. These courses of action include closures, conversions and consolidations of retail stores. Implementation of these actions can result in certain repositioning charges to the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II     Other Information

Item 2.   Changes in Securities and use of Proceeds

On July 1, 1999, the Company issued an aggregate of 416 shares of its common stock to its two newly appointed non-employee directors pursuant to its Independent Director Compensation Plan. The issuance of such shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's 1999 annual meeting of shareholders was held on Wednesday, May 12, 1999. At the meeting, the shareholders re-elected John H. Dahly, Martin
Crneckiy, Jr. and R. Bruce Grover to the Company's Board of Directors for three-year terms expiring at the Company's 2002 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 24, 1999 record date for the annual meeting, 6,570,179 shares of Common Stock were outstanding and eligible to vote. Of these, 5,413,546 shares of Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

                                     For                         Withheld
                        --------------------------   --------------------------

                          Votes         Percentage    Votes          Percentage
                          -----         ----------    -----          ----------

John H. Dahly           5,062,225          93.5%     351,321            6.5%
Martin Crneckiy Jr.     5,061,924          93.5%     351,622            6.5%
R. Bruce Grover         5,061,921          93.5%     351,625            6.5%


The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

Of the 5,413,546 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the ratification of Arthur Andersen LLP as the Company's 1999 independent public accountants:

         For                        Against                  Abstained
------------------------      -------------------       --------------------
  Votes       Percentage      Votes     Percentage      Votes     Percentage
  -----       ----------      -----     ----------      -----     ----------

5,399,124        99.7%         900         0.1%         13,522       0.2%

Of the 5,413,546 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the increase in the number of shares issuable under the 1995 Equity Incentive Plan from 750,000 shares to 1,250,000 shares:

         For                        Against                  Abstained
------------------------      -------------------       --------------------
  Votes       Percentage      Votes     Percentage      Votes     Percentage
  -----       ----------      -----     ----------      -----     ----------

3,487,246        64.4%      1,856,880     34.3%         55,416       1.0%

The tabulation of votes for the increase in the number of shares issuable under the 1995 Equity Incentive Plan resulted in broker non-votes of 14,004 shares.

Item 6.       Exhibits and Reports on Form 8-K

    (a)       Exhibits

              Exhibit 27       Financial Data Schedule.

    (b No reports of Form 8-K were filed by the Company during the second quarter of fiscal 1999.




                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SCHULTZ SAV-O STORES, INC.
                                              (Registrant)






 August 25, 1999           /s/Armand C. Go
------------------         -----------------------------------------------------
    (Date)                     Armand C. Go, Vice President, Treasurer and
                                         Chief Accounting Officer