Form 10-Q
period 1999-10-09
SCHULTZ SAV O STORES INC
filed 1999-11-19
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended October 9, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from __________ to __________

                          Commission File Number 0-549

                           SCHULTZ SAV-O STORES, INC.
                     ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             WISCONSIN                                  39-0600405
     ------------------------------                  ------------------
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation of organization)                Identification No.)

         2215 UNION AVENUE
        SHEBOYGAN, WISCONSIN                               53081
      ----------------------                            ------------
      (Address of principal                              (Zip Code)
        executive offices)

                          Registrant's telephone number
                        including area code 920-457-4433
                                            ------------

               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 15, 1999, 6,041,029 shares of Common Stock, $0.05 par value, were issued and outstanding.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                  (Unaudited)        (Audited)
                                                   October 9,        January 2,
Assets                                               1999              1999
--------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                        $  27,977,000    $  34,334,000
     Receivables                                    12,635,000        6,233,000
     Inventories                                    23,838,000       23,951,000
     Other current assets                            2,660,000        2,385,000
     Deferred income taxes                           4,645,000        4,376,000
--------------------------------------------------------------------------------
     Total current assets                           71,755,000       71,279,000
--------------------------------------------------------------------------------

Noncurrent receivable under capital subleases        5,805,000        6,107,000
Property under capital leases, net                   2,278,000        2,499,000
Other noncurrent assets                              3,464,000        3,524,000
Property and equipment, net                         20,204,000       21,687,000
--------------------------------------------------------------------------------
                                                 $ 103,506,000    $ 105,096,000
================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                            $  26,806,000    $  24,798,000
     Accrued salaries and benefits                   5,607,000        5,040,000
     Accrued insurance                               3,619,000        3,020,000
     Retail repositioning reserve                      485,000          685,000
     Other accrued liabilities                       4,767,000        4,060,000
     Current obligations under capital leases          687,000          656,000
     Current maturities of long-term debt              154,000          136,000
--------------------------------------------------------------------------------
     Total current liabilities                      42,125,000       38,395,000
--------------------------------------------------------------------------------

Long-term obligations under capital leases           9,229,000        9,764,000
Long-term debt                                       2,886,000        3,021,000
Deferred income taxes                                  695,000          831,000
Shareholders' investment:
     Common stock                                      438,000          438,000
     Additional paid-in capital                     14,359,000       14,359,000
     Retained earnings                              61,723,000       57,792,000
     Treasury stock                                (27,949,000)     (19,504,000)
--------------------------------------------------------------------------------
     Total shareholders' investment                 48,571,000       53,085,000
--------------------------------------------------------------------------------
                                                 $ 103,506,000    $ 105,096,000
================================================================================

                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

  --------------------------------------------------------------------------------------------------------------------------------
                                                         For the 12-weeks ended                     For the 40-weeks ended
                                                     October 9,           October 10,          October 9,           October 10,
                                                       1999                  1998                1999                  1998
  --------------------------------------------------------------------------------------------------------------------------------
  Net sales                                        $ 113,406,000         $ 112,550,000        $ 375,481,000        $ 368,760,000
  Costs and expenses:
       Cost of products sold                          95,053,000            94,459,000          314,584,000          309,156,000
       Operating and
        administrative expenses                       15,774,000            15,019,000           52,225,000           50,564,000
  --------------------------------------------------------------------------------------------------------------------------------

  Operating income                                     2,579,000             3,072,000            8,672,000            9,040,000

  Interest income                                        331,000               366,000              973,000              956,000
  Interest expense                                      (177,000)             (181,000)            (590,000)            (634,000)
  --------------------------------------------------------------------------------------------------------------------------------

  Earnings before income taxes                         2,733,000             3,257,000            9,055,000            9,362,000

  Provision for income taxes                           1,060,000             1,263,000            3,513,000            3,632,000
  --------------------------------------------------------------------------------------------------------------------------------

  Net earnings                                     $   1,673,000         $   1,994,000        $   5,542,000        $   5,730,000
  ================================================================================================================================

  Earnings per share - basic                       $        0.27         $        0.29        $        0.86        $        0.84

  Earnings per share - diluted                     $        0.26         $        0.29        $        0.84        $        0.82

  Cash dividends paid per share
       of common stock                             $        0.09         $        0.08        $        0.25        $        0.22

  Weighted average common shares
       and equivalents                                 6,421,000             6,937,000            6,607,000            6,978,000



                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
                                                                For the 40-weeks ended
                                                              October 9,   October 10,
                                                                 1999         1998
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                              $ 5,542,000   $ 5,730,000
   Adjustments to reconcile net earnings to net cash flows
     from operating activities
       Depreciation and amortization                           3,809,000     3,900,000
   Changes in assets and liabilities
       Receivables                                            (6,402,000)      409,000
       Inventories                                               113,000       745,000
       Other current assets                                     (340,000)    1,093,000
       Accounts payable                                        2,008,000     2,614,000
       Accrued liabilities                                     1,268,000     1,173,000
-----------------------------------------------------------------------------------------
Net cash flows from operating activities                       5,998,000    15,664,000
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                    (2,120,000)   (2,431,000)
   Receipt of principal amounts under capital
     sublease agreements                                         313,000       341,000
   Other                                                         129,000       296,000
-----------------------------------------------------------------------------------------
Net cash flows from investing activities                      (1,678,000)   (1,794,000)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment for acquisition of treasury stock                  (8,503,000)   (4,599,000)
   Payment of cash dividends                                  (1,611,000)   (1,499,000)
   Principal payments under capital lease obligations           (504,000)     (511,000)
   Principal payments on long-term debt                         (117,000)     (183,000)
   Proceeds from exercise of stock options                             -       612,000
   Other                                                          58,000        14,000
-----------------------------------------------------------------------------------------
Net cash flows from financing activities                     (10,677,000)   (6,166,000)
-----------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
   Net change                                                 (6,357,000)    7,704,000
   Balance, beginning of period                               34,334,000    23,124,000
-----------------------------------------------------------------------------------------
Balance, end of period                                       $27,977,000   $30,828,000
=========================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                             $    587,000  $   640,000
   Income taxes paid                                            3,794,000    4,147,000

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

(2)  Interest Expense

---------------------------------------------------------------------------------------------------------------------
                                            For the 12-weeks ended                      For the 40-weeks ended
                                        October 9,         October 10,             October 9,           October 10,
                                           1999               1998                    1999                 1998
---------------------------------------------------------------------------------------------------------------------
Imputed - capital leases               $ 103,000           $  109,000             $  342,000            $ 363,000
Long-term debt                            70,000               72,000                235,000              245,000
Other                                      4,000                    -                 13,000               26,000
---------------------------------------------------------------------------------------------------------------------

Interest expense                       $ 177,000           $  181,000             $  590,000            $ 634,000
=====================================================================================================================

(3)  Other Current Assets

--------------------------------------------------------------------------------
                                           October 9, 1999    January 2, 1999
--------------------------------------------------------------------------------

Prepaid expenses                           $  1,320,000        $ 1,086,000
Property held for resale                        817,000            578,000
Receivable under capital subleases              396,000            407,000
Retail systems and supplies for resale          127,000            314,000
--------------------------------------------------------------------------------

Other current assets                       $  2,660,000        $ 2,385,000
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

Summarized financial information for the third quarter and year-to-date of 1999 and 1998 concerning the Company's reportable segments is shown in the following tables (in thousands):

------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 40-weeks ended
                                          October 9,         October 10,        October 9,          October 10,
Sales                                        1999               1998               1999                1998
------------------------------------------------------------------------------------------------------------------
Wholesale sales                          $    94,360        $     93,472       $    312,075        $    307,382
Intracompany sales                           (27,787)            (28,622)           (94,103)            (94,053)
Net wholesale sales                           66,573              64,850            217,972             213,329
Retail sales                                  46,833              47,700            157,509             155,431
------------------------------------------------------------------------------------------------------------------
Total sales                              $   113,406        $    112,550       $    375,481        $    368,760
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 40-weeks ended
                                          October 9,         October 10,        October 9,          October 10,
Earnings before Income Tax                   1999               1998               1999                1998
------------------------------------------------------------------------------------------------------------------
Wholesale                                $     2,089        $      2,203       $      6,772        $      6,561
Retail                                           490                 869              1,900               2,479
Total operating income                         2,579               3,072              8,672               9,040
Interest income                                  331                 366                973                 956
Interest expense                                (177)               (181)              (590)               (634)
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes             $     2,733        $      3,257       $      9,055        $      9,362
==================================================================================================================


(5)  Reclassification

Certain third quarter 1998 information previously reported has been reclassified to conform to the third quarter 1999 presentation.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations
---------------------

Selected costs and results as a percent of net sales:
---------------------------------------------------------------------------------------------------------------------
                                                       For the 12-weeks ended             For the 40-weeks  ended
                                                     October 9,      October 10,       October 9,       October 10,
                                                       1999             1998              1999             1998
---------------------------------------------------------------------------------------------------------------------
Cost of products sold                                  83.8%            83.9%             83.8%            83.8%
Operating and administrative expenses                  13.9             13.3              13.9             13.7
Earnings before income taxes                            2.4              2.9               2.4              2.5
Net earnings                                            1.5              1.8               1.5              1.6
---------------------------------------------------------------------------------------------------------------------

Net Sales

Net sales for the 12- and 40- week periods ended October 9, 1999 were $113.4 million and $375.5 million, respectively, compared to $112.6 million and $368.8 million, respectively, for the same periods in 1998. The increases of $800,000 and $6.7 million, or 0.8% and 1.8%, respectively, were primarily attributable to the improvements in wholesale sales volume. Retail sales for the 12- and 40-week periods ended October 9, 1999 were $46.8 million and $157.5 million, respectively, compared to $47.7 million and $155.4 million for the same periods in 1998. The third quarter retail sales decreased 1.8%, or nearly $900,000, due principally to competitive pressures in certain market areas. Year-to-date retail sales increased $2.1 million, or 1.3%, due primarily to the Appleton market replacement corporate store that opened in the third quarter of 1998. Net wholesale sales for the 12- and 40-week periods ended October 9, 1999 were $66.6 million and $218.0 million, respectively, compared to $64.9 million and $213.3 million for the same periods in 1998. The increases of $1.7 million and $4.7 million, or 2.6% and 2.2%, respectively, benefited from the completion of a number of franchise facility projects. As of October 9, 1999, the Company had 70 independent franchise-owned supermarkets and 18 corporate stores, all operating under the Piggly Wiggly banner.

During the third quarter, the Company continued to expand the wholesale segment of the business when the Company converted independent operators in Niagara and Winneconne, Wisconsin from other wholesalers into Piggly Wiggly franchise units. The Company has also commenced construction projects on one replacement franchise unit and one new market franchise store during the fourth quarter. These projects are scheduled to be completed during the second quarter of 2000. As part of the Company's efforts to also improve the quality of our corporate supermarkets, it has a major remodeling and expansion project currently in progress in one corporate store in Racine, Wisconsin. The Company hopes to complete this expansion during the first quarter of 2000 and the Company anticipates the store square footage will nearly double its current size.

Although the third quarter results were disappointing, the Company has seen improved retail and wholesale sales trends since mid-September. This positive trend is being driven, in large part, by the kick-off of a major advertising and marketing effort celebrating the Company's 50 years as Piggly Wiggly in Wisconsin and a rebound in sales from certain stores that have recently been affected by the opening of competitive stores. The Company believes it has developed an aggressive marketing plan to carry it through the end of 1999 and management anticipates that these efforts will generate sales increases for the remainder of the year.

Cost of Products Sold

The Company's sales mix of 41.9% retail and 58.1% wholesale for the first three quarters of 1999 represented a nominal change from the sales mix of 42.1% retail and 57.9% wholesale for the same period last year. The retail sales mix decreased 0.2% due principally to the $900,000, or 1.8%, decrease in retail sales for the third quarter of 1999 compared to the third quarter of 1998. Although the Company's retail sales mix decreased, the Company's cost of products sold, as a percent of sales, for the third quarters of 1999 and 1998 were comparable at 83.8% and 83.9%, respectively. For the year-to-date, as a percent of sales, cost of products sold remained constant at 83.8%. Therefore, gross margin for both years was 16.2%. This consistency in gross margin between years was achieved despite the reduction in retail sales mix, largely due to improved retail gross margin, especially in grocery, during the third quarter of 1999, compared to the same quarter last year.

The Company anticipates that the additions of franchise supermarkets in Niagara and Winneconne, Wisconsin during the third quarter of 1999 will have a positive impact on wholesale sales. A resulting wholesale sales mix improvement will, however, be partially offset by the Company's conversion of a franchise unit in Oshkosh, Wisconsin into a corporate supermarket during the fourth quarter of 1999. Therefore, the Company anticipates that the retail-to-wholesale sales mix for the rest of the year should remain approximately 42% to 58%.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 13.9% for 12- and 40-week periods ended October 9, 1999, compared to 13.3% and 13.7%, respectively for the same period in 1998. The increase in operating and administrative expenses was due primarily to two main factors. First, retail operating expenses for the first three quarters of 1999 increased approximately $1.1, million due principally to increased expenses incurred for the Company's Appleton store that opened in August 1998. Second, wholesale operating and administrative expenses also increased. Specifically, warehouse payroll costs have increased by $250,000, due principally to additional overtime hours resulting from a lack of qualified personnel in the labor market.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience a variety of operational issues in their respective marketplaces. The Company continues to evaluate various business alternatives relating to these underperforming operations. The Company's business alternatives include, but are not limited to, the sale and conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. As in certain prior years, implementation of these alternatives is likely to result in the Company incurring certain repositioning or restructuring charges for these replaced, closed or sold stores and negatively impact net earnings in the short term. However, the Company believes that such actions can help improve the Company's long-term profitability.

The Company began a comprehensive business systems review to analyze and replace its existing core systems with an integrated business system more responsive to the Company's strategic plan, while incorporating best business practices and best technology practices currently available. The Board of Directors created a steering committee and a project team composed of internal professionals and outside retail industry consultants. The estimated consulting fee for the comprehensive planning stage of this project is in the range of $500,000, most of which is projected to be incurred and expensed during 1999. The Company expects to complete this business systems review process during the first half of 2000. Cost estimates for the actual core systems implementation, which may be a significant amount, will be determined as part of the comprehensive plan which will then be presented to the Board of Directors for their review and approval.

Net Earnings

Net earnings for the 12- and 40- week periods ended October 9, 1999 were $1.7 million and $5.5 million, respectively, compared to $2.0 million and $5.7 million, respectively, for the same periods in 1998. The decreases of $300,000 and $200,000, or 16.1% and 3.3%, respectively, were principally attributable to weak retail segment performance that was affected by intense competitive pressures in certain market areas. Diluted earnings per share for the 12- and 40-week periods ended October 9, 1999 decreased 10.3% to $0.26, compared to $0.29 in 1998, and increased 2.4% to $0.84 compared to $0.82 in 1998, respectively. The weighted average common shares and equivalents were 6,421,000 and 6,937,000 for the third quarters of 1999 and 1998, and 6,607,000 and 6,978,000 for the first three quarters of 1999 and 1998. The decrease in weighted average common shares and equivalents was a result of the Company's ongoing stock repurchase program.

Liquidity and Capital Resources
-------------------------------

At October 9, 1999, the Company had cash and equivalents totaling $28.0 million. At year-end 1998, cash and equivalents aggregated $34.3 million. The net cash utilization of $6.3 million was attributable to certain significant operational, investing and financing activities as described below.

The Company had net cash inflows from operating activities of $6.0 million during the first three quarters of 1999, compared to a net cash inflow of $15.7 million for the same period in 1998. The change in cash flows from operating activities between quarters of $9.7 million was due primarily to the timing of cash receipts, cash payments, and a change in short-term financing to its wholesale customers.

Net cash outflows from investing activities for the 40-week period ended October 9, 1999 totaled $1.7 million, compared to nearly $1.8 million for the same period in 1998. The Company incurred $2.1 million in capital expenditures during the first three quarters of 1999. A significant portion of the expenditures related to retail store equipment and technological upgrades. As of October 9, 1999, the Company still has approximately $1.2 million available as part of its fiscal 1999 capital budget of $3.3 million. The Company does not anticipate investing all of the remaining $1.2 million during the fourth quarter of 1999. Instead, the Company expects to carry over into fiscal 2000 any unused portion of the 1999 capital budget.

Net cash outflows from financing activities for the 40-week period ended October 9, 1999, totaled $10.7 million, compared to nearly $6.2 million for the same period in 1998. Approximately $8.5 million of the cash outflow was attributable to the 523,600 shares of common stock the Company has repurchased in the open market in 1999 as part of its ongoing stock repurchase program. The Company's Board of Directors also authorized an increase in the stock repurchase program from $10 million to $15 million. Cash dividends paid increased 7.5% to $1.6 million for the first three quarters of 1999, compared to the same period in 1998.

The Company's working capital position at October 9, 1999 was $29.6 million, compared to $32.9 million at January 2, 1999. The Company's current ratio at October 9, 1999 was 1.70 to 1.00 with cash and equivalents constituting substantially all of the working capital. The Company also has unsecured revolving bank credit facilities aggregating $16.0 million, which remains available for use in its entirety. At October 9, 1999, the Company's liquidity position continues to be very favorable and strong.

Year 2000 Issues
----------------

As of October 9, 1999, the Company believes it is essentially on schedule to complete all testing, validation and implementation of all IT and non-IT systems before the end of the year. Based on tests, validation and implementation that have been completed to date, the Company expects its IT and non-IT systems to be completely tested, validated and implemented on or before December 1, 1999. Total year 2000 expenses are not expected to exceed $500,000, of which approximately $360,000 will be charged to operations during fiscal 1999. During the first three quarters of 1999, the Company incurred nearly $300,000.

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

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27       Financial Data Schedule.

     (b) No reports of Form 8-K were filed by the Company during the third quarter of fiscal 1999.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCHULTZ SAV-O STORES, INC.
                                           --------------------------
                                                 (Registrant)




  November 18, 1999                  /s/ Armand C. Go
---------------------                -------------------------------------------
    (Date)                           Armand C. Go, Vice President, Treasurer and
                                             Chief Accounting Officer

                                  EXHIBIT INDEX


Exhbit No.                   Description
----------                   -----------
  27                      Financial Data Schedule