Form 10-K405
period 2000-01-01
SCHULTZ SAV O STORES INC
filed 2000-03-22
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 1, 2000.

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


                                 Title of Class
                                 --------------

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

                            Yes _X_         No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2000: $48,361,461.

Number of shares outstanding of the registrant's Common Stock as of March 22, 2000: 5,943,569.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

     1999 Annual Report to Shareholders (incorporated by reference into Parts II and IV to the extent indicated therein).

     Definitive Proxy Statement for 2000 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

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

     o    our business systems requirements;

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

You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this report. We will not necessarily update these statements or other information in this report based on future events or circumstances. Please read this entire report to better understand our business and the risks associated with our operations.

Item 1.  Business.
         --------

General

     Schultz Sav-O Stores, Inc. is engaged in distributing food and related products at wholesale and retail. As of January 1, 2000, we franchised 69 and owned 19 retail supermarkets under the Piggly Wiggly(R) name. While we have a presence in some larger metropolitan areas, we have attempted to develop a niche for serving the food shopping needs of customers in smaller and suburban communities within our market areas.

     We are the primary supplier to our 88 franchised and corporate-owned Piggly Wiggly supermarkets. We also serve as a wholesaler to a number of smaller, independently operated retail supermarkets and convenience stores in our market areas.

     We believe that we have established ourselves as a niche food marketer in small to mid-size markets by delivering the product variety, quality of perishable products, pricing and promotional programs traditionally found only in large metropolitan markets. As a hybrid of retailer and wholesaler, we have created a "virtual chain" of retail stores served by a vertically-integrated wholesaler. In 1999, our virtual chain had approximately $750 million in retail sales. The virtual chain encompasses all Piggly Wiggly supermarkets, both franchised and owned, in a single, coordinated merchandising and advertising program which typically includes:

     o    a weekly newspaper ad insert;

     o    outdoor boards;

     o    television and radio spots;

     o    sponsorship of entertainment and charitable events; and

     o    our Piggly Wiggly Preferred Club(R) Card program.

     We believe that this coordinated program allows us to leverage the combined buying power of all our franchised and corporate stores and deliver a powerful and effective promotional vehicle for our participating vendor partners. Additionally, we believe that we provide our franchised stores with cost-effective administrative support services and financial resources that enable the operation of efficient, contemporary supermarkets, while the independent retail ownership of our franchisees provides the entrepreneurial spirit and community involvement that we believe is an integral part of marketing in smaller markets. The successful combination of these elements creates the partnership between us and our franchisee retailers that results in a virtual chain of coordinated and integrated retail food distribution. By operating as a virtual chain, we are able to achieve superior performance compared to traditional wholesalers, yet avoid significant direct capital investments at the retail level to grow our business. The franchisee retailer, as part of the virtual chain, benefits from lower cost of products and the coordinated promotional activity normally associated only with larger retail grocery chains. We believe that this structure enables us to leverage the favorable elements of both a wholesaler and a retailer, giving us and our franchisees a unique advantage in our marketplace. We believe that this advantage has been a key component in our success over the past few years as the virtual chain concept has evolved.

     We supply a variety of products to our franchised and corporate supermarkets and other wholesale customers, primarily from our warehouse and distribution center in Sheboygan, Wisconsin. We also provide our franchised and corporate supermarkets and other customers with fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime(TM) label.

     We are a Wisconsin corporation organized in 1912 and maintain our corporate headquarters at 2215 Union Avenue, Sheboygan, Wisconsin 53081. You can visit our internet website at http://www.shopthepig.com.

Wholesale Operations

     For several years, we have emphasized our wholesale distribution business and the associated refinement of our franchise store base which, combined with our unique marketing and merchandising program, has created an effective and efficient virtual chain.

     We believe that one of the competitive advantages we provide to our franchised supermarkets through our "virtual chain" strategy is our value-oriented customer merchandising and community-specific marketing support program, pursuant to which franchisees participate with corporate stores in systemwide promotions and other merchandising events. Through a variety of partnering, merchandising and marketing programs, we benefit our franchisees through additional sales resulting from heightened consumer name recognition and in-store merchandising programs, combined with special promotional pricing. Additional services that we provide to our franchisees include:

     o    retail performance counseling and supervision;

     o    retail accounting;

     o    preparation of store payrolls;

     o    preparation  of  print,   electronic  and  outdoor  media  advertising
          (including various point-of-sale materials);

     o    assistance in the selection and analysis of store locations;

     o    financing and lease negotiations;

     o    merchandising planning;

     o    equipment selection and sourcing;

     o    engineering  services,   including  store  design,  floor  layout  and
          facility project management;

     o    retail technology implementation and support;

     o    labor planning and scheduling; and

     o    product category supervision.

We provide some of these services as part of the franchise relationship, while other services are provided under a separate fee arrangement intended to cover our costs.

     In addition to continuing to leverage the combined merchandising power of our "virtual chain" of stores that we service or operate, we have created an advertising alliance with another operator and franchisor of Piggly Wiggly stores in South Carolina and completed our first combined effort in January
2000. We will endeavor to expand these efforts to other non-competing supermarkets in 2000.

     As part of implementing our corporate strategy to improve the profitability of our corporate retail operations, we continue to seek opportunities to expand and acquire corporate and franchise stores, to convert or close underperforming stores and to enter new markets. In 1999, we:

     o    opened a new market franchise store in Cottage Grove, Wisconsin;

     o    closed  an  older   franchise  store  and  replaced  it  with  a  more
          competitive and larger facility in Fort Atkinson, Wisconsin;

     o consolidated two franchise stores, resulting in the closure of one franchise store in St. Francis, Wisconsin;

     o converted formerly independent operators as franchisees in Niagara and Winneconne, Wisconsin; and

     o    converted an Oshkosh, Wisconsin franchise store to a corporate store.

     The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:

                                        Franchise Supermarkets         |       Corporate Supermarkets
                               --------------------------------------------------------------------------------
Number of                        1995    1996    1997    1998    1999  |  1995    1996    1997    1998    1999
Supermarkets                     ----    ----    ----    ----    ----  |  ----    ----    ----    ----    ----
------------                                                           |
Beginning of Year                 65      66      68      68      68   |   20      19      16      18      18
                                                                       |
New Market Supermarkets(a)         1       1       1       1       1   |   --      --       1      --      --
                                                                       |
Replacement Supermarkets(b)        3       2       1       1       1   |   --      --      --       1      --
                                                                       |
Converted to/from Franchise(c)    --       1      (1)     --      (1)  |   --      (1)      1      --       1
                                                                       |
Terminated Operations(d)          (3)     (2)     (2)     (2)     (2)  |   (1)     (2)     --      (1)     --
                                                                       |
New Franchises(e)                 --      --       1      --       2   |   --      --      --      --      --
                                                                       |
End of Year                       66      68      68      68      69   |   19      16      18      18      19
                                  ==      ==      ==      ==      ==   |   ==      ==      ==      ==      ==
                                                                       |
Remodeled Supermarkets(f)          6       1       3       2       4   |   --      --      --      --      --

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


     The following projects are scheduled for completion in 2000:

     o    construction of one new market franchise store in Kewaskum, Wisconsin;

     o replacement of existing franchise supermarkets in Pardeeville and New Holstein, Wisconsin;

     o expansion of existing franchise stores in Jackson and Kaukauna, Wisconsin; and

     o    replacement of one corporate store in Racine, Wisconsin.

     Additionally, we expect to have one replacement franchise store in Slinger, Wisconsin and one replacement corporate store in Zion, Illinois in 2001.

     We are the primary supplier to all of our franchised and corporate supermarkets. We also serve as a wholesaler to other smaller independent retail stores in our market area, accounting for approximately 2% of our 1999 net sales.

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

     Under our Piggly Wiggly Master Franchise Agreement, our franchise territory includes all of Wisconsin, the upper peninsula of Michigan and designated counties in northern Illinois, southeastern Minnesota and eastern Iowa. Our franchise rights are of unlimited duration and are not subject to any specific termination provision. We are required to pay franchise fees to the current franchisor in parts of our market areas. The only other material obligation imposed on us in our franchise territory is that the supermarkets operated under the Piggly Wiggly name must comply with the standards imposed on supermarkets in the Piggly Wiggly system. We believe that our own franchised and corporate store standards exceed the Piggly Wiggly system standards.

Retail Operations

     Our franchised and corporate supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products. Our franchised and corporate supermarkets also allocate display space to non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. Our franchised and corporate supermarkets carry a broad range of branded merchandise and private-label store branded product alternatives to branded merchandise. In general, the private-label products carried by our franchised and corporate supermarkets have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the industry, we continue to experience increases in retail customer demand for store brands and believe that our Topco-procured line of branded products is satisfying this consumer trend. See "Purchasing and Distribution." Based on our internal wholesale price index, inflation did not have a significant effect on sales between 1999 and 1998, except with regard to tobacco products.

     The Piggly Wiggly Preferred Club(R) Card marketing program, a customer-friendly, card-based system, is in place in all our corporate and franchised supermarkets. We designed the Piggly Wiggly Preferred Club Card to reward current customers and attract new customers by offering "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The card, processed by a standardized front-end point-of-sale system, allows us to maintain a valuable, integrated database that we use to identify our best customers and their preferences so that the virtual chain of stores can better serve its customers. We will never sell customer-specific information in our data base for use by third parties. The card also doubles as a check-cashing and video rental identification card. Additionally, the Piggly Wiggly Preferred Club Card program affords the ability to issue point-of-sale coupons redeemable on future purchases. We believe that the Piggly Wiggly Preferred Club Card and the coordinated marketing and merchandising program it supports will be key components to our future growth.

     Our franchised supermarkets range in size from 8,340 square feet to 47,000 square feet, with an average of 25,500 square feet. Our corporate supermarkets range in size from 19,980 square feet to 54,850 square feet, with an average of 34,990 square feet. All of our franchised and corporate supermarkets contain several perishable or specialty service departments, including:

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

     o    TicketMaster(R) ticket centers;

     o    in-house banking services;

     o    automated teller machines; and

     o    on-line debit and credit card check-out services.

     Certain franchised and corporate stores continue to fail to meet certain financial performance goals. We closed one such store during 1999. In order to further improve our results of operations, we continue to evaluate various business alternatives relating to underperforming operations, including the sale or conversion of these stores, closing stores and implementing other operational changes.

Purchasing and Distribution

     We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates, Inc. Topco is a national purchasing cooperative whose member-owners consist of 31 regional supermarket chains and food services organizations who collectively operate approximately 2,050 stores. According to Topco data, its member-owners accounted for approximately 13% of United States grocery store sales volume in 1999. In 1999, purchases through Topco accounted for approximately 13% of our total inventory purchases. We also purchase store and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

     We and our direct-contract, third-party distribution center supplied more than 73% of the products supplied to our franchised and corporate stores in 1999. The remainder were supplied by direct store delivery vendors. We own our 364,000 square-foot distribution center in Sheboygan, Wisconsin. With the exception of fresh, frozen and processed meat, eggs and deli products, we distribute all products that we supply from our Sheboygan facility. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

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

     We operate a leased,  full-service  trucking  fleet,  which  consists of 22 tractors and 41 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our wholly-owned subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 1999 and are expected to be nominal in 2000.

Competition

     The wholesale and retail food industry is highly competitive. At the wholesale level, we compete with regional and national wholesalers, such as Fleming Companies, Inc., SuperValu Inc., Roundy's, Inc. and Nash Finch Co. We believe that key competitive factors include the provision of the following services to franchise customers:

     o    credit enhancements and working capital support;

     o    advertising;

     o    retail performance and supervision counseling;

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

     The degree of competition at the retail level varies with store location. In most of our franchised and corporate supermarket locations, we compete primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to those we have with our franchisees. In some of our supermarket locations, however, we also compete with national and regional retail chain stores, such as Sentry Food Stores, Pick `N Save, Cub Foods, Jewel Food Stores, Dominicks Finer Foods, Copp's Supermarkets and Kohl's Food Stores. Other competitors include the general merchandise, wholesale club and supercenter format stores, such as Wal-Mart Stores, Inc., K-Mart Corp., ShopKo Stores, Inc. and others. We believe that the principal retail competitive factors include:

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

Employees

     As of January 1, 2000, we employed approximately 1,790 persons, including approximately 1,330 in the operation of our corporate retail supermarkets. A majority of our corporate retail employees are employed on a part-time basis. Of our remaining employees, approximately 200 are engaged in warehousing and trucking activities and approximately 260 are corporate and administrative personnel. Seven retail collective bargaining agreements, covering a total of approximately 720 employees expire in 2000. We do not currently anticipate any strikes, work stoppages or slowdowns in connection with renewing such agreements.

Item 1A. Executive Officers.
         ------------------

   Name and Age             Positions and Offices with the Company
   ------------             --------------------------------------

James H. Dickelman, 52...Chairman of the Board, President and Chief Executive
                         Officer
Michael R. Houser, 48....Executive Vice President-Marketing and Merchandising
John H. Dahly, 59........Executive Vice President, Chief Financial Officer and
                         Secretary
William K. Jacobson, 49..Senior Vice President-Retail Operations and Development
                         and Assistant Secretary
Elwood F. Winn, 49.......Senior Vice President-Strategic Planning
Armand C. Go, 38.........Vice President, Treasurer and Chief Accounting Officer
Larry D. Hayes, 57.......Vice President-Meat, Bakery and Deli Operations
John S. Kwas, 60.........Vice President-Grocery Procurement
Thomas J. Timler, 42.....Vice President-Business Systems Support Group

     Messrs. Dickelman, Houser, Dahly and Jacobson are also members of our Board of Directors.

     Executive officers are generally elected annually at the annual meeting of our Board of Directors held on the date of our annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his prior death, resignation or removal.

     All of our executive officers have served in the positions indicated or in other management positions with Schultz Sav-O Stores for more than five years, except that Mr. Winn was President and Chief Executive Officer of Certified Grocers Midwest Inc. (CGM), Hodgkins, Illinois, from 1992 until October 1998 and, subsequently, consultant to CGM until September 1999.

Item 2.  Properties.
         ----------

     As is typical in our industry, a substantial portion of our retail store facilities are leased. As of January 1, 2000, we leased 18 corporate supermarkets and owned one supermarket. The leased supermarkets range in size from 19,980 to 54,850 square feet, with an average of 34,360 square feet.

     We generally lease our supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years, with several five-year renewal options. None of such existing lease arrangements contain repurchase options; nor do we own the land underlying any of such supermarkets. As of January 1, 2000, we subleased 53 of our leased supermarkets and leased one owned supermarket to independent operators who are our wholesale customers and franchisees.

     Expansions continue at two franchise and one corporate supermarket. These projects are expected to increase the aggregate square footage of selling space at such stores by approximately 25%. In addition, we are constructing a new market franchise store and three replacement franchise stores.

     We own our distribution center and headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site that we own. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of warehouse space. We also lease approximately 14,500 square feet of office space in Sheboygan under a lease expiring in August 2003, which is used for customer support services.

Item 3.  Legal Proceedings.
         -----------------

     There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matters were submitted to a vote of our shareholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Our Common Stock and Related Shareholder Matters.
         -----------------------------------------------------------

     Pursuant to our program for compensation of independent directors, we issued 556 shares of our common stock to each of our four nonemployee directors who do not receive fees for professional services provided to Schultz Sav-O Stores on January 27, 2000. Such issuances were exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of that act.

     Pursuant to General Instruction G to Form 10-K ("Instruction G"), the other information required by this Item is incorporated herein by reference from information included under the caption entitled "Common Stock Information" set forth in our 1999 Annual Report to Shareholders (the "Annual Report").

Item 6.  Selected Financial Data.
         -----------------------

     Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Five-Year Financial Highlights" set forth in the Annual Report.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

     Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

     We believe  that our  exposure to market risk related to changes in foreign
currency   exchange  rates,   interest  rate  fluctuations  and  trade  accounts
receivable is immaterial.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

     Pursuant to Instruction G, the Consolidated Balance Sheets of the Company as of January 1, 2000 and January 2, 1999, the Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended January 1, 2000, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure.
          --------------------

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

     Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in our definitive Proxy Statement for our 2000 annual meeting of shareholders (the "Proxy Statement").*

     * The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

Item 11. Executive Compensation.
         ----------------------

     Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the caption entitled "Executive Compensation" set forth in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the captions entitled "Stock Ownership of Management and Others" and "Election of Directors" set forth in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     Pursuant  to   Instruction  G,   information   required  by  this  Item  is
incorporated by reference from information under the caption entitled "Compensation Committee and Stock Option Committee Interlocks and Insider Participation" set forth in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

     (a) The following documents are filed as a part of this Form 10-K:


1.   Financial Statements.
     --------------------

     Consolidated Balance Sheets as of January 1,
     2000 and January 2, 1999

     Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years
     1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     The foregoing Financial Statements are incorporated by reference to the pocket part included in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

     The  additional   information   referred  to  under  "Financial   Statement
Schedules" below is filed as part of this Form 10-K and should be read in conjunction with the financial statements referred to above.

                                                 Page Reference:
                                                   Form 10-K
                                                   ---------
2.   Financial Statement Schedules.
     -----------------------------

     Report of Independent Public                     F-1
     Accountants

     Schedule VIII - Valuation and                    F-2
     Qualifying Accounts and Reserves

     All other schedules have been omitted as not required or not applicable, or the information required to be shown thereon is included in the financial statements and related notes.

3.   Exhibits and Reports on Form 8-K.
     --------------------------------

          (a) The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

          (b) We filed no reports on Form 8-K during the fourth quarter of fiscal year 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCHULTZ SAV-O STORES, INC.



Date:  March 22, 2000                   By  /s/ John H. Dahly
                                            ------------------------------------
                                            John H. Dahly
                                            Executive Vice President
                                            and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of the Company in the capacities indicated.


/s/ James H. Dickelman                      /s/ William K. Jacobson
---------------------------------------     ------------------------------------
James H. Dickelman, Chairman of                 William K. Jacobson, Director
Board, President, Chief Executive
Officer and Director (Principal
Executive Officer)


/s/ John H. Dahly                           /s/ Michael R. Houser
---------------------------------------     ------------------------------------
John H. Dahly, Executive Vice President,        Michael R. Houser, Director
Chief Financial Officer, Secretary and
Director (Principal Financial Officer)


/s/ Armand C. Go                            /s/ Martin Crneckiy, Jr.
---------------------------------------     ------------------------------------
Armand C. Go, Vice President, Treasurer         Martin Crneckiy, Jr., Director
and Chief Accounting Officer
(Principal Accounting Officer)


/s/ Walter G. Winding                       /s/ R. Bruce Grover
---------------------------------------     ------------------------------------
Walter G. Winding, Director                     R. Bruce Grover, Director


/s/ Steven R. Barth                         /s/ Bruce J. Olson
---------------------------------------     ------------------------------------
Steven R. Barth, Director                       Bruce J. Olson, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited, in accordance with generally accepted auditing standards, the financial statements included in Schultz Sav-O Stores, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 4, 2000.

                           SCHULTZ SAV-O STORES, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 1999, 1998 AND 1997


Allowance for Doubtful Accounts--
  Changes in the allowance for doubtful accounts are summarized as follows:


                                        1999           1998           1997
                                    ------------   ------------   ------------
Balance, beginning of year           $4,300,000     $3,950,000     $3,650,000
Provision charged to earnings           820,000        350,000        656,000
                                       (820,000)            --       (356,000)
                                     ----------      ---------     ----------
(Writeoffs)/recoveries, net
Balance, end of year                 $4,300,000     $4,300,000     $3,950,000
                                     ==========     ==========     ==========

                                  EXHIBIT INDEX

                           SCHULTZ SAV-O STORES, INC.
                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000
                    -----------------------------------------


Exhibit No.                      Description
-----------                      -----------

   3.1 Restated Articles of Incorporated, as amended. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1988.

   3.2         By-Laws,   as  amended  and   restated  as  of  March  16,  1999.
               Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended January 2, 1999.

   4.1         Restated  Articles  of  Incorporation,  as amended  (included  as
               Exhibit  3.1).

               As summarized in Notes (4) and (8) of the Notes to Financial Statements incorporated by reference from our 1999 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K, we have various outstanding long-term debt and capital lease obligations. None of such obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

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

   10.12 1995 Equity Incentive Plan, as amended and restated as of January 28, 1999. Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended January 2, 1999. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

   10.13 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended January 2, 1999. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

   10.14 Schultz Sav-O Stores, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to
               Item 14(c) of Form 10-K.

Exhibit No.                      Description
-----------                      -----------

   10.15 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan, as amended and restated as of January 28, 1999. Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended January 2, 1999. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

   10.16 Loan Agreement, dated as of December 3, 1992, among Schultz Sav-O Stores, M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee), as amended as of December 31, 1998. Incorporated by reference to
               Exhibit 10.16 to our Annual Report on Form 10-K for the year ended January 2, 1999.

   13 Portions of the 1999 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

   21          Subsidiary of Registrant.

   23          Consent of Independent Public Accountants.

   27          Financial Data Schedule.

   99 Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).