Form 10-Q
period 2000-04-22
SCHULTZ SAV O STORES INC
filed 2000-06-01
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 22, 2000
                                    -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from __________ to __________

                          Commission File Number 0-549
                                                 -----

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

     As of May 30, 2000, 5,938,569 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets                                  3

              Unaudited Consolidated Statements of Earnings                4

              Unaudited Consolidated Statements of Cash Flows              5

              Notes to Unaudited Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                   8

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk                                           11

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                       11

Item 6.   Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                11

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SCHULTZ SAV-O STORES, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                   (Unaudited)      (Audited)
                                                    April 22,       January 1,
Assets                                                2000             2000
--------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                         $ 24,675,000     $ 22,433,000
     Receivables                                    11,314,000        6,629,000
     Inventories                                    22,248,000       26,313,000
     Other current assets                            4,831,000        3,410,000
     Deferred Income taxes                           3,900,000        3,900,000
--------------------------------------------------------------------------------
     Total current assets                           66,968,000       62,685,000
--------------------------------------------------------------------------------

Noncurrent receivable under capital subleases        4,418,000        4,531,000
Property under capital leases, net                   3,335,000        3,462,000
Other noncurrent assets                              2,467,000        2,664,000
Property and equipment, net                         20,446,000       20,285,000
--------------------------------------------------------------------------------
Total assets                                      $ 97,634,000     $ 93,627,000
================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                             $ 23,584,000     $ 19,545,000
     Accrued salaries and benefits                   5,007,000        5,284,000
     Accrued insurance                               3,217,000        3,002,000
     Retail repositioning reserve                      373,000          450,000
     Other accrued liabilities                       2,792,000        3,765,000
     Current obligations under capital leases          723,000          696,000
     Current maturities of long-term debt              160,000          146,000
--------------------------------------------------------------------------------
     Total current liabilities                      35,856,000       32,888,000
--------------------------------------------------------------------------------

Long-term obligations under capital leases           8,827,000        9,069,000
Long-term debt                                       2,789,000        2,865,000
Deferred income taxes                                  836,000          836,000
Shareholders' investment:
     Common stock                                      438,000          438,000
     Additional paid-in capital                     14,961,000       14,961,000
     Retained earnings                              65,328,000       63,995,000
     Treasury stock                                (31,401,000)     (31,425,000)
--------------------------------------------------------------------------------
     Total shareholders' investment                 49,326,000       47,969,000
--------------------------------------------------------------------------------
Total liabilities and shareholder's investment    $ 97,634,000     $ 93,627,000
================================================================================

                           SCHULTZ SAV-O STORES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


--------------------------------------------------------------------------------
                                                     For the 16-weeks ended
                                                April 22, 2000   April 24, 1999
--------------------------------------------------------------------------------

Net sales                                         $147,688,000     $146,951,000
Costs and expenses:
     Cost of products sold                         123,230,000      123,155,000
     Operating and
      administrative expenses                       21,459,000       20,965,000

Operating income                                     2,999,000        2,831,000

Interest income                                        276,000          392,000
Interest expense                                      (262,000)        (231,000)

Earnings before income taxes                         3,013,000        2,992,000

Provision for income taxes                           1,145,000        1,161,000
--------------------------------------------------------------------------------

Net earnings                                      $  1,868,000     $  1,831,000
================================================================================

Earnings per share - basic                        $       0.31     $       0.28

Earnings per share - diluted                      $       0.31     $       0.27

Cash dividends paid per share
     of common stock                              $       0.09     $       0.08

Weighted average common shares
     and equivalents                                 5,999,000        6,756,000

                           SCHULTZ SAV-O STORES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                     For the 16-weeks ended
                                                April 22, 2000   April 24, 1999
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                 $  1,868,000     $  1,831,000
     Adjustments to reconcile net earnings to
       net cash flows from operating activities
         Depreciation and amortization               1,601,000        1,527,000
     Changes in assets and liabilities
         Receivables                                (4,685,000)      (3,421,000)
         Inventories                                 4,065,000        1,992,000
         Other current assets                       (1,409,000)      (1,032,000)
         Accounts payable                            4,039,000       (1,541,000)
         Accrued liabilities                        (1,112,000)      (1,194,000)
--------------------------------------------------------------------------------
Net cash flows from operating activities             4,367,000       (1,838,000)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment        (1,438,000)        (787,000)
     Receipt of principal amounts under capital
       sublease agreements                             100,000          125,000
     Other investing activities                          1,000            2,000
--------------------------------------------------------------------------------
Net cash flows from investing activities            (1,337,000)        (660,000)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                        (535,000)        (528,000)
     Principal payments under capital
       lease obligations                              (215,000)        (201,000)
     Principal payments on long-term debt              (62,000)         (61,000)
     Other financing activities                         24,000           13,000
     Payment for acquisition of treasury stock               -       (1,627,000)
--------------------------------------------------------------------------------
Net cash flows from financing activities              (788,000)      (2,404,000)
--------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                      2,242,000       (4,902,000)
     Balance, beginning of period                   22,433,000       34,334,000
--------------------------------------------------------------------------------
Balance, end of period                            $ 24,675,000     $ 29,432,000
================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                $    257,000     $    226,000
     Income taxes paid                               1,013,000        1,349,000

                           SCHULTZ SAV-O STORES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended January 1, 2000.

(2)  Interest Expense

--------------------------------------------------------------------------------
                                                     For the 16-weeks ended
                                                April 22, 2000   April 24, 1999
--------------------------------------------------------------------------------

Imputed - capital leases                          $    174,000     $    137,000
Long-term debt                                          88,000           94,000
--------------------------------------------------------------------------------

Interest expense                                  $    262,000     $    231,000
================================================================================

(3)  Other Current Assets

--------------------------------------------------------------------------------
                                                April 22, 2000  January 1, 2000
--------------------------------------------------------------------------------

Property held for resale                          $  2,725,000     $  1,088,000
Prepaid expenses                                     1,102,000        1,500,000
Retail systems and supplies for resale                 665,000          496,000
Receivable under capital subleases                     339,000          326,000
--------------------------------------------------------------------------------

Other current assets                              $  4,831,000     $  3,410,000
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

Summarized financial information for the first quarters of 2000 and 1999 concerning the Company's reportable segments is shown in the following tables (in thousands):

--------------------------------------------------------------------------------
Sales                                                  2000             1999
--------------------------------------------------------------------------------
Wholesale sales                                   $    120,394     $    122,493
Intracompany sales                                     (34,950)         (38,304)
                                                  ------------     ------------
Net wholesale sales                                     85,444           84,189
Retail sales                                            62,244           62,762
--------------------------------------------------------------------------------
Total sales                                       $    147,688     $    146,951
================================================================================


--------------------------------------------------------------------------------
Earnings Before Income Tax                             2000             1999
--------------------------------------------------------------------------------
Wholesale                                         $      2,475     $      2,326
Retail                                                     524              505
                                                  ------------     ------------
Total operating income                                   2,999            2,831
Interest income                                            276              392
Interest expense                                          (262)            (231)
================================================================================
Earnings before income taxes                      $      3,013     $      2,992
================================================================================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations
---------------------

Selected costs and results as a percent of net sales:
--------------------------------------------------------------------------------
                                                     For the 16-weeks ended
                                                April 22, 2000   April 24, 1999
--------------------------------------------------------------------------------
Gross margin                                           16.6%           16.2%
Operating and administrative expenses                  14.5            14.3
Earnings before income taxes                            2.0             2.0
Net earnings                                            1.3             1.2
--------------------------------------------------------------------------------

Net Sales

Net sales for the 16-week first quarter ended April 22, 2000 were $147.7 million, compared to nearly $147.0 million for the same period in 1999. The increase of $700,000, or 0.5%, was due to increased wholesale sales volume, substantially offset by a decrease in retail sales. Retail sales for the first quarter of 2000 decreased nearly 1.0% to $62.2 million compared to $62.8 million for the same period last year. This decrease was due primarily to intense competitive pressures in certain market areas, including the opening of new competitive stores in four of the Company's markets. Net wholesale sales volume for the first quarter of 2000 increased 1.5%, or $1,255,000, to $85.5 million, compared to $84.2 million for the same quarter in 1999. The net wholesale sales improvement was attributable to the following: (1) the completion since April 24, 1999 of four Wisconsin franchise store facility projects; (2) the successful conversion since April 24, 1999 to the Piggly Wiggly program of three new market Wisconsin franchise stores in Niagara, Winneconne and Markesan from other wholesalers; and (3) the opening in May 1999 of one new market franchise store in Cottage Grove, Wisconsin. The conversion of one franchise supermarket into a corporate store in November 1999 and additional competitive activity in certain franchise market areas offset some of the net wholesale sales volume increase. As of April 22, 2000, the Company had 70 franchise supermarkets and 19 corporate stores, all operating under the Piggly Wiggly banner.

Since April 22, 2000, the Company has completed the following facility projects:
> The opening of one replacement franchise supermarket in Pardeeville, Wisconsin, resulting in double the square footage of the old store; and
> The opening of one replacement corporate supermarket in Racine, Wisconsin, increasing square footage by 86%.

In addition to these recently completed projects, the Company expects to complete the construction of one new market franchise store in Kewaskum, Wisconsin during the second quarter of 2000, the replacement of franchise supermarkets in New Holstein and Slinger, Wisconsin during the second half of 2000 and the replacement of one corporate store in Zion, Illinois during the first half of 2001. The Company anticipates that these projects will have a positive impact on wholesale sales. Additionally, the Company plans to build a flagship Piggly Wiggly store of 60,000 square feet in Sheboygan, Wisconsin. This corporate replacement store is targeted to open in the middle of 2001.

Gross Margin

Gross margin, as a percent of sales, improved 0.4% to 16.6% for the first quarter of 2000, compared to 16.2% for the same quarter in 1999. This increase was primarily attributable to improved retail gross margin. The retail gross margin was enhanced by the Company's continuing ability to utilize vendor marketing funds more effectively, thereby resulting in more competitive product costing. Also, retail gross margin benefited from a positive change in merchandising mix for certain products, primarily within the meat and produce departments.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased 0.2% to 14.5% for the first quarter ended April 22, 2000 compared to 14.3% for the same quarter in 1999. Total operating and administrative expenses increased by nearly $500,000 for the 2000 period due to the following factors:
1.   Increased  health and accident  insurance  costs relating to retail stores;
     and
2. Increased operating expenses due to the conversion of a franchise unit to a corporate store in November 1999.
The Company expects both factors to continue to increase operating and administrative expenses throughout the remainder of 2000.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience operational difficulties in their respective marketplaces. The Company continues to evaluate various business alternatives relating to its underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. As in certain prior years, implementation of these alternatives may result in the Company incurring certain repositioning or restructuring charges for replaced, closed or sold stores. These actions can negatively impact net earnings in the short-term, but the Company believes that such actions will help improve the Company's long-term profitability.

Net Earnings

Net earnings for the first quarter of 2000 increased $37,000, or 2.0%, to $1,868,000, compared to $1,831,000 for the same period in 1999. Net earnings for the first quarter of 2000 benefited from higher retail gross margins, which were offset by increased operating and administrative expenses and lower interest income from short-term investments. Interest income from short-term investments decreased period-to-period due to a reduction in the Company's cash position as a result of share repurchases totaling 723,500 shares, or $11.2 million, since April 24, 1999. The Company's net earnings-to-sales ratio improved nominally to 1.3% for the first quarter of 2000, compared to 1.2% for the same period in 1999. Diluted earnings per share for the first quarter of 2000 increased 14.8% to $0.31 from $0.27 for the same period last year. Due to share repurchases in 1999, the weighted average common shares and equivalents for the first quarter of 2000 were 5,999,000, compared to 6,756,000 for the same quarter in 1999, a decrease of 11.2%.

Liquidity and Capital Resources
-------------------------------

At April 22, 2000, the Company had cash and equivalents totaling $24.7 million. At year-end 1999, cash and equivalents aggregated $22.4 million. The net cash inflow of $2.2 million was attributable to certain operational, investing and financing activities as described below.

The Company had net cash inflows from operating activities totaling nearly $4.4 million during the first quarter of 2000, compared to net cash outflows of $1.8 million from operations for the same quarter in

1999. The increase in cash flows from operations was due primarily to the timing of cash receipts, cash payments and changes in short-term financing to the Company's wholesale customers.

The Company incurred $1.4 million in capital expenditures during the first quarter of 2000, compared to nearly $800,000 for the same period last year. The increase of $600,000 was due primarily to equipment purchases for the replacement supermarket in Racine, Wisconsin as well as other equipment and technological upgrades at other corporate retail supermarkets. At April 22, 2000, of the fiscal 2000 capital budget of $5.4 million, the Company has approximately $4.0 million available for the rest of the year.

During the first quarter of 2000, the Company continued its comprehensive evaluation of upgrading and replacing its core business systems. As part of this process, the Company continues to explore several alternatives and courses of action which, if implemented, would likely involve substantial additional capital expenditures and amortization costs. The Company anticipates a decision will be made on its business systems later this year.

The Company had net cash outflows from financing activities aggregating $800,000 during the first quarter of 2000, compared to net cash outflows of $2.4 million for the same quarter in 1999. The significant decrease was due exclusively to stock repurchases of $1.6 million during the first quarter of 1999. The quarter-to-quarter cash dividend per share increased to $0.09, or 12.5%, from $0.08 last year. Additionally, on May 10, 2000, the Company's Board of Directors authorized an increase in the stock repurchase program from $15 million to $20 million. Only $2 million of the $15 million previously authorized was available as of May 10, 2000.

The Company's working capital position at April 22, 2000 was $31.1 million, compared to $29.8 million at year-end 1999. The Company's current ratio at April 22, 2000 was 1.87 to 1.00 with cash and equivalents constituting substantially all of the working capital. The Company also has unsecured revolving bank credit facilities aggregating $16.0 million, which remain available for use in their entirety. At April 22, 2000, the Company's liquidity position continued to be very favorable and strong.


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following: (i) presence of intense competitive market activity in the Company's market areas; (ii) ability to identify and develop new market locations for expansion purposes; (iii) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (iv) ongoing advancing information technology requirements; and (v) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators. Due principally to the competitive nature of the industry and to the quality of its retail store operators, the Company continues to evaluate various courses of action relating to its underperforming retail operations. These courses of action include closures, conversions and consolidations of retail stores. Implementation of these actions can result in certain repositioning charges to the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.


PART II   Other Information

Item 2.   Changes in Securities and Use of Proceeds

In accordance with its program for annual compensation of independent directors, on January 26, 2000, the Company issued 556 shares of its Common Stock to each of its four non-employee directors that are not otherwise compensated by the Company for professional services. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 10 Form of Key Executive Employment and Severance Agreement between the Company and each of James H. Dickelman, Elwood F. Winn, John H. Dahly, Michael R. Houser and William K. Jacobson. Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended July 18, 1998.

          Exhibit 27     Financial Data Schedule.


     (b) No reports of Form 8-K were filed by the Company during the first quarter of fiscal 2000.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SCHULTZ SAV-O STORES, INC.
                                              --------------------------
                                                    (Registrant)


   May 31, 2000                         /s/ Armand C. Go
---------------------                   ---------------------------------------
    (Date)                              Armand C. Go, Vice President, Treasurer
                                          and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit        Description

27        Financial Data Schedule