Form 10-Q
period 2000-07-15
SCHULTZ SAV O STORES INC
filed 2000-08-24
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 15, 2000
                                    -------------

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

     As of August 31, 2000, 5,938,569 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets                                  3

              Unaudited Consolidated Statements of Earnings                4

              Unaudited Consolidated Statements of Cash Flows              5

              Notes to Unaudited Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                   8

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk                                           10

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders               11

Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                12

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  SCHULTZ SAV-O STORES, INC.

                                                 CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)              (Audited)
                                                                                   July 15,                January 1,
Assets                                                                               2000                     2000
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                                        $  30,453,000           $  22,433,000
     Receivables                                                                     9,977,000               6,629,000
     Inventories                                                                    22,633,000              26,313,000
     Other current assets                                                            3,583,000               3,410,000
     Deferred Income taxes                                                           3,900,000               3,900,000
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                           70,546,000              62,685,000
--------------------------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                                        4,333,000               4,531,000
Property under capital leases, net                                                   3,241,000               3,462,000
Other noncurrent assets                                                              2,317,000               2,664,000
Property and equipment, net                                                         20,405,000              20,285,000
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 100,842,000           $  93,627,000
==========================================================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                            $  24,769,000           $  19,545,000
     Accrued salaries and benefits                                                   5,382,000               5,284,000
     Accrued insurance                                                               3,346,000               3,002,000
     Retail repositioning reserve                                                      349,000                 450,000
     Other accrued liabilities                                                       3,213,000               3,765,000
     Current obligations under capital leases                                          744,000                 696,000
     Current maturities of long-term debt                                              162,000                 146,000
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      37,965,000              32,888,000
--------------------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                                           8,646,000               9,069,000
Long-term debt                                                                       2,755,000               2,865,000
Deferred income taxes                                                                  836,000                 836,000
Shareholders' investment:
     Common stock                                                                      438,000                 438,000
     Additional paid-in capital                                                     14,961,000              14,961,000
     Retained earnings                                                              66,697,000              63,995,000
     Treasury stock                                                                (31,456,000)            (31,425,000)
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                                 50,640,000              47,969,000
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's investment                                   $ 100,842,000           $  93,627,000
==========================================================================================================================

                                                  SCHULTZ SAV-O STORES, INC.

                                        UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


  ------------------------------------------------------------------------------------------------------------------------------
                                                     For the 12-weeks ended                     For the 28-weeks ended
                                                July 15, 2000         July 17, 1999        July 15, 2000        July 17, 1999
  ------------------------------------------------------------------------------------------------------------------------------

  Net sales                                   $   116,459,000       $   115,124,000      $   264,147,000      $   262,075,000
  Costs and expenses:
       Cost of products sold                       96,988,000            96,376,000          220,218,000          219,531,000
       Operating and
        administrative expenses                    16,507,000            15,486,000           37,966,000           36,451,000

  Operating income                                  2,964,000             3,262,000            5,963,000            6,093,000

  Interest income                                     302,000               250,000              578,000              642,000
  Interest expense                                   (197,000)             (182,000)            (459,000)            (413,000)

  Earnings before income taxes                      3,069,000             3,330,000            6,082,000            6,322,000

  Provision for income taxes                        1,166,000             1,292,000            2,311,000            2,453,000
  ------------------------------------------------------------------------------------------------------------------------------

  Net earnings                                $     1,903,000       $     2,038,000      $     3,771,000      $     3,869,000
  ==============================================================================================================================

  Earnings per share - basic                  $          0.32       $          0.32      $          0.63      $          0.59

  Earnings per share - diluted                $          0.32       $          0.31      $          0.63      $          0.58

  Cash dividends paid per share
       of common stock                        $          0.09       $          0.08      $          0.18      $          0.16

  Weighted average common shares
       and equivalents                              5,989,000             6,601,000            5,995,000            6,688,000


                                                  SCHULTZ SAV-O STORES, INC.

                                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                                          For the 28-weeks ended
                                                                                 July 15, 2000           July 17, 1999
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                $   3,771,000           $   3,869,000
     Adjustments to reconcile net earnings to net cash flows
       from operating activities
         Depreciation and amortization                                               2,820,000               2,669,000
     Changes in assets and liabilities
         Receivables                                                                (3,348,000)             (2,607,000)
         Inventories                                                                 3,680,000               3,484,000
         Other current assets                                                         (156,000)                192,000
         Accounts payable                                                            5,224,000              (2,395,000)
         Accrued liabilities                                                          (211,000)                298,000
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                            11,780,000               5,510,000
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                        (2,368,000)             (1,651,000)
     Receipt of principal amounts under capital
       sublease agreements                                                             175,000                 219,000
     Other                                                                               2,000                   7,000
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                            (2,191,000)             (1,425,000)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                                                      (1,069,000)             (1,042,000)
     Principal payments under capital lease obligations                               (375,000)               (352,000)
     Principal payments on long-term debt                                              (94,000)                (89,000)
     Payment for acquisition of treasury stock                                         (55,000)             (3,434,000)
     Other                                                                              24,000                  13,000
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                            (1,569,000)             (4,904,000)
--------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                      8,020,000                (819,000)
     Balance, beginning of period                                                   22,433,000              34,334,000
--------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                           $  30,453,000           $  33,515,000
==========================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                               $     456,000           $     409,000
     Income taxes paid                                                               1,950,000               2,384,000

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

(2)  Interest Expense

-----------------------------------------------------------------------------------------------------------------------
                                              For the 12-weeks ended                    For the 28-weeks ended
                                        July 15, 2000        July 17, 1999        July 15, 2000        July 17, 1999
-----------------------------------------------------------------------------------------------------------------------
Imputed - capital leases              $       130,000      $       102,000      $       304,000      $       239,000
Long-term debt                                 67,000               71,000              155,000              165,000
Other                                            -                   9,000                 -                   9,000
-----------------------------------------------------------------------------------------------------------------------

Interest expense                      $       197,000      $       182,000      $       459,000      $       413,000
=======================================================================================================================

(3)  Other Current Assets

----------------------------------------------------------------------------------------------------
                                                             July 15, 2000      January 1, 2000
----------------------------------------------------------------------------------------------------
Prepaid expenses                                           $     1,385,000      $     1,500,000
Property held for resale                                         1,196,000            1,088,000
Retail systems and supplies for resale                             654,000              496,000
Receivable under capital subleases                                 348,000              326,000
----------------------------------------------------------------------------------------------------

Other current assets                                       $     3,583,000      $     3,410,000
====================================================================================================

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

Summarized financial information for the second quarter and year-to-date of 2000 and 1999 concerning the Company's reportable segments is shown in the following tables (in thousands):

------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Sales                                    July 15, 2000      July 17, 1999      July 15, 2000       July 17, 1999
------------------------------------------------------------------------------------------------------------------
Wholesale sales                         $      94,071      $      95,222      $     214,465       $     217,715
Intracompany sales                            (26,011)           (28,012)           (60,961)            (66,316)
                                        -------------      -------------      -------------       -------------
Net wholesale sales                            68,060             67,210            153,504             151,399
Retail sales                                   48,399             47,914            110,643             110,676
------------------------------------------------------------------------------------------------------------------
Total sales                             $     116,459      $     115,124      $      264,147      $     262,075
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Earnings Before Income Tax               July 15, 2000      July 17, 1999      July 15, 2000       July 17, 1999
------------------------------------------------------------------------------------------------------------------
Wholesale                               $       2,150      $       2,357      $       4,625       $       4,683
Retail                                            814                905              1,338               1,410
                                        -------------      -------------      -------------       -------------
Total operating income                          2,964              3,262              5,963               6,093
Interest income                                   302                250                578                 642
Interest expense                                 (197)              (182)              (459)               (413)
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            $       3,069      $       3,330      $       6,082       $       6,322
==================================================================================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

Selected costs and results as a percent of net sales:
---------------------------------------------------------------------------------------------------------------------
                                                     For the 12-weeks ended             For the 28-weeks ended
                                                 July 15, 2000    July 17, 1999     July 15, 2000    July 17, 1999
---------------------------------------------------------------------------------------------------------------------
Gross margin                                           16.7%            16.3%             16.6%            16.2%
Operating and administrative expenses                  14.2             13.5              14.4             13.9
Earnings before income taxes                            2.6              2.9               2.3              2.4
Net earnings                                            1.6              1.8               1.4              1.5
---------------------------------------------------------------------------------------------------------------------

Net Sales

Net sales for the 12- and 28- week periods ended July 15, 2000 were $116.5 million and $264.1 million, respectively, compared to $115.1 million and $262.1 million, respectively, for the same periods in 1999. The nominal increases of $1.4 million and $2.0 million, or 1.2% and 0.8%, respectively, were due primarily to increased wholesale sales volume. Retail sales for the 12- and 28-week periods ended July 15, 2000 were $48.4 million and $110.6 million, respectively, compared to $47.9 million and $110.7 million for the same periods in 1999. Although the Company's retail sales volume was positively impacted by the additional corporate store that was converted from a franchise unit in November 1999 and the increased volume resulting from the replacement store in Racine, Wisconsin in May 2000, several market areas continued to experience intense competitive pressures. Net wholesale sales for the 12- and 28- week periods ended July 15, 2000 were $68.1 million and $153.5 million, respectively, compared to $67.2 million and $151.4 million for the same periods in 1999. The increases of $900,000 and $2.1 million, or 1.3% and 1.4%, respectively, were attributable to: (1) the successful conversion to the Piggly Wiggly program of three new market Wisconsin franchise stores from other wholesalers since July 17, 1999; and (2) the opening of one new market franchise supermarket in Kewaskum, Wisconsin in June 2000. Similar to corporate retail stores, certain franchise supermarkets experienced intense competitive pressures. These competitive pressures had an adverse impact on the Company's wholesale sales volume. As of July 15, 2000, the Company had 71 independent franchise-owned supermarkets and 19 corporate stores, all operating under the Piggly Wiggly(R) banner.

Gross Margin

Gross margin, as a percent of sales, increased to 16.7% and 16.6% for the 12- and 28-week periods ended July 15, 2000, compared to 16.3% and 16.2%, respectively for the same periods in 1999. This improvement, primarily due to retail operations, was attributable to merchandising and product promotional mix improvements that were initiated at the beginning of 2000.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 14.2% and 14.4% for the 12- and 28- week periods ended July 15, 2000, compared to 13.5% and 13.9%, respectively for the same periods in 1999. These increases were principally attributable to a year-to-date increase of 38% in health and accident insurance costs in retail operations and one-time professional fees approximating $350,000 related to Company strategic initiatives.

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

Net Earnings

Net earnings for the 12- and 28- week periods ended July 15, 2000 decreased 6.6% and 2.5% to $1.9 million and $3.8 million respectively, compared to $2.0 million and $3.9 million for the same periods in 1999. Although net earnings for the 2000 second quarter and year-to-date decreased, the Company's overall operational results were trending consistent with the first quarter of 2000. Diluted earnings per share for the 12- and 28- week periods ended July 15, 2000 increased 3.2% to $0.32, compared to $0.31 in 1999, and increased 8.6% to $0.63 compared to $0.58 in 1999. Due to significant share repurchases in 1999, the weighted average common shares and equivalents for the second quarter and year-to-date of 2000 were 5,989,000 and 5,995,000, compared to 6,601,000 and
6,688,000, respectively, for the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

At July 15, 2000, the Company had cash and equivalents totaling $30.5 million. At year-end 1999, cash and equivalents aggregated $22.4 million. The net cash inflow of $8.1 million was attributable to certain operational, investing and financing activities as described below.

The Company had net cash inflows from operating activities of $11.8 million during the first half of 2000, compared to a net cash inflow of $5.5 million for the same period in 1999. The increase in cash flows from operations was due primarily to the timing of cash receipts, cash payments and changes in short-term financing to the Company's wholesale customers.

During the second quarter of 2000, the Company continued to make progress in its comprehensive evaluation of its core business systems. As part of this process, the Company continues to explore several alternatives and courses of action that may result in significant additional capital expenditures. The Company projects a decision to be made before the end of the year.

Net cash outflows from investing activities for the 28-week period ended July 15, 2000 totaled $2.2 million, compared to $1.4 million for the same period in 1999. The Company incurred $2.4 million in capital expenditures during the first half of 2000. Approximately 80% of the expenditures related to equipment purchases for the replacement supermarket in Racine, Wisconsin as well as other corporate retail store equipment and technological upgrades. At July 15, 2000, of the fiscal 2000 capital budget of $5.4 million, the Company has approximately $3.0 million available for the remainder of the year.

Net cash outflows from financing activities for the 28-week period ended July 15, 2000, totaled nearly $1.6 million compared to $4.9 million for the same period in 1999. The significant decrease was due exclusively to stock repurchases of $3.4 million during the first half of 1999 compared to $55,000 during the first half of 2000.

The Company's working capital position at July 15, 2000 was $32.6 million, compared to $29.8 million at January 1, 2000. The Company's current ratio at July 15, 2000 was 1.86 to 1.00 with cash and equivalents constituting substantially all of the working capital. The Company also has unsecured revolving bank credit facilities aggregating $16.0 million, which remains available for use in its entirety. At July 15, 2000, the Company's liquidity position continues to be very favorable and strong.



Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "projects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following:
(i) presence of intense competitive market activity in the Company's market areas; (ii) ability to identify and develop new market locations and opportunities for expansion purposes; (iii) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (iv) ongoing advancing information technology requirements which may require the Company to spend substantial capital expenditure and can dilute the Company's earnings for a significant period; and (v) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators. Due principally to the competitive nature of the industry and to the quality of its retail store operators, the Company continues to evaluate various courses of action relating to its underperforming retail operations. These courses of action include closures, conversions and consolidations of retail stores. Implementation of these actions can result in certain repositioning charges to the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 2000 annual meeting of shareholders was held on Wednesday, May 10, 2000. At the meeting, the shareholders re-elected Michael R. Houser and elected Bruce J. Olson and Walter G. Winding to the Company's Board of Directors for three-year terms expiring at the Company's 2003 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 22, 2000 record date for the annual meeting, 5,943,569 shares of Common Stock were outstanding and eligible to vote. Of these, 5,038,100 shares of Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

                                      For                       Withheld
                           ------------------------     ----------------------

                             Votes      Percentage       Votes     Percentage

Michael R. Houser          5,002,987       99.3%         35,113       0.7%
Bruce J. Olson             4,995,167       99.1%         42,933       0.9%
Walter G. Winding          4,995,167       99.1%         42,933       0.9%


The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

Of the 5,038,100 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the ratification of Arthur Andersen LLP as the Company's 2000 independent public accountants:

         For                      Against                     Abstained
----------------------      --------------------         --------------------

  Votes     Percentage      Votes     Percentage         Votes      Percentage
  -----     ----------      -----     ----------         -----      ----------

5,012,124     99.5%         20,684       0.4%             5,292         0.1%

Item 6.       Exhibits and Reports on Form 8-K

    (a)       Exhibits

              Exhibit 27       Financial Data Schedule.

    (b) No reports of Form 8-K were filed by the Company during the second quarter of fiscal 2000.






                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SCHULTZ SAV-O STORES, INC.
                                         --------------------------
                                                (Registrant)





   August 23, 2000                /s/ Armand C. Go
---------------------             --------------------------------------------
      (Date)                      Armand C. Go, Vice President, Treasurer and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit        Description

27        Financial Data Schedule