Form 10-Q
period 2000-10-07
SCHULTZ SAV O STORES INC
filed 2000-11-15
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 7, 2000
                                    ---------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                          Commission File Number 0-549
                                                 -----

                           SCHULTZ SAV-O STORES, INC.
                     ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             WISCONSIN                                   39-0600405
    --------------------------------                 -------------------
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation of organization)                Identification No.)

         2215 UNION AVENUE
        SHEBOYGAN, WISCONSIN                               53081
      ----------------------                            ------------
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

     As of November 10, 2000, 5,971,669 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
     PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                   October 7, 2000 and January 1, 2000                        3

                 Unaudited Consolidated Statements of Earnings -
                   12-weeks and 40-weeks ended October 7,
                   2000 and October 9, 1999                                  4

                 Unaudited Consolidated Statements of Cash Flows -
                   40-weeks ended October 7, 2000 and
                   October 9, 1999                                           5

                 Notes to Unaudited Consolidated Financial Statements        6

     Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                  8

     Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk                                          11

     PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              12

     SIGNATURES                                                             12

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  SCHULTZ SAV-O STORES, INC.

                                                 CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)              (Audited)
                                                                                   October 7,              January 1,
Assets                                                                               2000                    2000
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                                        $  33,242,000           $  22,433,000
     Receivables                                                                    11,872,000               6,629,000
     Inventories                                                                    23,537,000              26,313,000
     Other current assets                                                            3,049,000               3,410,000
     Deferred Income taxes                                                           3,900,000               3,900,000
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                           75,600,000              62,685,000
--------------------------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                                        4,248,000               4,531,000
Property under capital leases, net                                                   3,145,000               3,462,000
Other noncurrent assets                                                              2,163,000               2,664,000
Property and equipment, net                                                         19,794,000              20,285,000
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 104,950,000           $  93,627,000
==========================================================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                            $  27,349,000           $  19,545,000
     Accrued salaries and benefits                                                   5,788,000               5,284,000
     Accrued insurance                                                               3,502,000               3,002,000
     Retail repositioning reserve                                                      325,000                 450,000
     Other accrued liabilities                                                       3,122,000               3,765,000
     Current obligations under capital leases                                          764,000                 696,000
     Current maturities of long-term debt                                              166,000                 146,000
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      41,016,000              32,888,000
--------------------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                                           8,465,000               9,069,000
Long-term debt                                                                       2,721,000               2,865,000
Deferred income taxes                                                                  836,000                 836,000
Shareholders' investment:
     Common stock                                                                      438,000                 438,000
     Additional paid-in capital                                                     14,980,000              14,961,000
     Retained earnings                                                              67,718,000              63,995,000
     Treasury stock                                                                (31,224,000)            (31,425,000)
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                                 51,912,000              47,969,000
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                                   $ 104,950,000           $  93,627,000
==========================================================================================================================
See notes to unaudited consolidated financial statements.


                                                  SCHULTZ SAV-O STORES, INC.

                                        UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

  ----------------------------------------------------------------------------------------------------------------------------
                                                         For the 12-weeks ended                For the 40-weeks ended
  ----------------------------------------------------------------------------------------------------------------------------
                                                      October 7,         October 9,          October 7,          October 9,
                                                        2000               1999                2000                1999
  ----------------------------------------------------------------------------------------------------------------------------
  Net sales                                         $  116,341,000     $  113,406,000     $   380,488,000     $  375,481,000
  Cost of products sold                                 97,498,000         95,053,000         317,716,000        314,584,000
                                                  ----------------------------------------------------------------------------
  Gross profit                                          18,843,000         18,353,000          62,772,000         60,897,000
  Operating and administrative expenses                 16,510,000         15,774,000          54,476,000         52,225,000
                                                  ----------------------------------------------------------------------------
  Operating income                                       2,333,000          2,579,000           8,296,000          8,672,000
  Interest income                                          372,000            331,000             950,000            973,000
  Interest expense                                        (197,000)          (177,000)           (656,000)          (590,000)
                                                  ----------------------------------------------------------------------------
  Earnings before income taxes                           2,508,000          2,733,000           8,590,000          9,055,000
  Provision for income taxes                               953,000          1,060,000           3,264,000          3,513,000
  ----------------------------------------------------------------------------------------------------------------------------

  Net earnings                                      $    1,555,000     $    1,673,000     $     5,326,000     $    5,542,000
  ============================================================================================================================

  Earnings per share
      Basic:   net earnings                         $         0.26     $         0.27     $          0.90     $         0.86
               weighted average shares                   5,951,000          6,251,000           5,945,000          6,432,000
      Diluted: net earnings                         $         0.26     $         0.26     $          0.89     $         0.84
               weighted average shares
                   and equivalents                       5,998,000          6,421,000           5,994,000          6,607,000

  Dividends per share                               $         0.09     $         0.09     $          0.27     $         0.25

  ============================================================================================================================

   See notes to unaudited consolidated financial statements.


                                                  SCHULTZ SAV-O STORES, INC.

                                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
                                                                                         For the 40-weeks ended
                                                                                  October 7,               October 9,
                                                                                     2000                     1999
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                $   5,326,000           $   5,542,000
     Adjustments to reconcile net earnings to net cash flows
       from operating activities
         Depreciation and amortization                                               4,022,000               3,809,000
     Changes in assets and liabilities
         Receivables                                                                (5,243,000)             (6,402,000)
         Inventories                                                                 2,776,000                 113,000
         Other current assets                                                          388,000                (340,000)
         Accounts payable                                                            7,804,000               2,008,000
         Accrued liabilities                                                           255,000               1,268,000
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                            15,328,000               5,998,000
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                        (2,714,000)             (2,120,000)
     Receipt of principal amounts under capital
       sublease agreements                                                             251,000                 313,000
     Other                                                                               7,000                 129,000
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                            (2,456,000)             (1,678,000)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                                                      (1,604,000)             (1,611,000)
     Principal payments under capital lease obligations                               (536,000)               (504,000)
     Exercise of stock options                                                         232,000                  45,000
     Principal payments on long-term debt                                             (124,000)               (117,000)
     Payment for acquisition of treasury stock                                         (55,000)             (8,503,000)
     Other                                                                              24,000                  13,000
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                            (2,063,000)            (10,677,000)
--------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                     10,809,000              (6,357,000)
     Balance, beginning of period                                                   22,433,000              34,334,000
--------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                           $  33,242,000           $  27,977,000
==========================================================================================================================

See notes to unaudited consolidated financial statements.


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

(2)  Interest Expense

-----------------------------------------------------------------------------------------------------------------------
                                           For the 12-weeks ended                       For the 40-weeks ended
                                    October 7, 2000        October 9, 1999       October 7, 2000      October 9, 1999
-----------------------------------------------------------------------------------------------------------------------
Imputed - capital leases          $       130,000        $       103,000        $       434,000      $       342,000
Long-term debt                             67,000                 70,000                222,000              235,000
Other                                           -                  4,000                      -               13,000
-----------------------------------------------------------------------------------------------------------------------

Interest expense                  $       197,000        $       177,000        $       656,000      $       590,000
=======================================================================================================================

(3)  Other Current Assets

----------------------------------------------------------------------------------------------------
                                                           October 7, 2000        January 1, 2000
----------------------------------------------------------------------------------------------------
Prepaid expenses                                         $     1,793,000        $     1,500,000
Retail systems and supplies for resale                           549,000                496,000
Receivable under capital subleases                               358,000                326,000
Property held for resale                                         349,000              1,088,000
----------------------------------------------------------------------------------------------------

Other current assets                                     $     3,049,000        $     3,410,000
====================================================================================================

(4)  Segment Reporting

Summarized financial information for the third quarter and year-to-date of 2000 and 1999 concerning the Company's reportable segments is shown in the following tables (in thousands):

------------------------------------------------------------------------------------------------------------------
                                               For the 12-weeks ended                For the 40-weeks ended
Sales                                      October 7,         October 9,         October 7,          October 9,
                                              2000              1999                2000                1999
------------------------------------------------------------------------------------------------------------------
Wholesale sales                         $      94,871      $      94,360      $     309,336       $     312,075
Intracompany sales                            (26,219)           (27,787)           (87,180)            (94,103)
                                        --------------     --------------     --------------      --------------
Net wholesale sales                            68,652             66,573            222,156             217,972
Retail sales                                   47,689             46,833            158,332             157,509
------------------------------------------------------------------------------------------------------------------
Total sales                             $     116,341      $     113,406      $      380,488      $      375,481
==================================================================================================================
------------------------------------------------------------------------------------------------------------------
                                               For the 12-weeks ended                For the 40-weeks ended
Earnings Before Income Tax                 October 7,         October 9,         October 7,          October 9,
                                              2000              1999                2000                1999
------------------------------------------------------------------------------------------------------------------
Wholesale                               $       1,880      $        2,089     $       6,505       $       6,772
Retail                                            453                 490             1,791               1,900
                                        --------------     --------------     --------------      -------------
Total operating income                          2,333               2,579             8,296               8,672
Interest income                                   372                 331               950                 973
Interest expense                                 (197)              (177)              (656)               (590)
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            $       2,508      $        2,733     $       8,590       $        9,055
==================================================================================================================


(5) Supplementary Disclosure of Cash Flow Information

Interest and taxes paid included in the Company's cash flow from operations for the 40-weeks ended were as follows:

-------------------------------------------------------------------------------
                                          October 7, 2000       October 9, 1999
-------------------------------------------------------------------------------

Interest paid                            $       654,000       $       587,000
Taxes paid                                     3,697,000             3,794,000
-------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

--------------------------------------------------------------------------------
                                   For the 12-weeks ended For the 40-weeks ended
                                  October 7,  October 9,  October 7,  October 9,
                                        2000        1999        2000        1999
--------------------------------------------------------------------------------
Gross margin                             16.2%      16.2%       16.5%      16.2%
Operating and administrative expenses    14.2       13.9        14.3       13.9
Earnings before income taxes              2.2        2.4         2.3        2.4
Net earnings                              1.3        1.5         1.4        1.5
--------------------------------------------------------------------------------

Net Sales

Net sales for the 12- and 40-week periods ended October 7, 2000 were $116.3 million and $380.5 million, respectively, compared to $113.4 million and $375.5 million, respectively, for the same periods in 1999. The increases of $2.9 million and $5.0 million, or 2.6% and 1.3%, respectively, were due primarily to increased net wholesale sales volume. Retail sales for the 12- and 40-week periods ended October 7, 2000 were $47.7 million and $158.3 million, respectively, compared to $46.8 million and $157.5 million for the same periods in 1999. Total retail sales volume was positively impacted by one corporate store that was converted from a franchise unit in November 1999 and the increased volume resulting from the replacement store in Racine, Wisconsin in May 2000. However, several of the Company's retail market areas continued to experience intense competitive activities. Net wholesale sales for the 12- and 40-week periods ended October 7, 2000 were $68.7 million and $222.2 million, respectively, compared to $66.6 million and $218.0 million for the same periods in 1999. The increases of $2.1 million and $4.2 million, or 3.1% and 1.9%, respectively, were attributable to: (1) the successful conversion to the Piggly Wiggly program of two new market Wisconsin franchise stores from other wholesalers during the third quarter of 1999; (2) the successful conversion to the Piggly Wiggly program of one new market Wisconsin franchise unit from another wholesaler in January 2000; and (3) the opening of one new market franchise supermarket in Kewaskum, Wisconsin in June 2000. The conversion of one franchise supermarket into a corporate store in November 1999 and additional competitive activities in certain franchise market areas offset some of the net wholesale sales volume increase. As of October 7, 2000, the Company had 71 independent franchise-owned supermarkets and 19 corporate stores, all operating under the Piggly Wiggly(R) banner. For the remainder of 2000, the Company anticipates corporate retail sales to be flat or to decrease relative to last year's same quarter due to the successful 50th anniversary of Piggly Wiggly in Wisconsin held during the fourth quarter of 1999.

With regard to store projects, the Company facilitated the opening of a franchise replacement supermarket in New Holstein, Wisconsin in September 2000. Additionally, the Company has expansion projects in various phases of planning and construction which include replacement franchise stores in Slinger and Campbellsport, Wisconsin and a replacement corporate store in Sheboygan, Wisconsin. These projects are scheduled for completion throughout 2001. On an aggregate basis, the Company anticipates these projects to have an approximately $7.5 million positive impact on sales on an annualized basis.

Gross Margin

Gross margin, as a percent of sales, for the third quarters of 2000 and 1999 remained constant at 16.2%. For the three quarters ended October 7, 2000, gross margin, as a percent of sales, improved to 16.5% compared to 16.2% for same period last year. This improvement, primarily due to retail operations, continued to be attributable to merchandising and product promotional mix improvements that were initiated at the beginning of 2000.

The incremental sales generated by the Company resulting from the success of the 50th anniversary promotion held during the fourth quarter last year had a corresponding negative impact on gross margin, as a percent of sales. Therefore, the Company projects that gross margin, as a percent of sales, for the fourth quarter of 2000 should be nominally higher than the same period in 1999.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 14.2% and 14.3% for the 12- and 40-week periods ended October 7, 2000 respectively, compared to 13.9% for both periods in 1999. For the third quarter of 2000, the Company incurred incremental retail health and accident insurance expenses of $260,000 and additional distribution payroll costs approximating $200,000, compared to the same quarter last year. For the 2000 year-to-date three quarters, the Company has incurred incremental retail health and accident insurance expenses of $910,000, distribution payroll and fuel costs totaling $490,000, and one-time professional service fees approximating $380,000, respectively. Projected on an annualized basis, the Company anticipates incremental retail health and accident insurance and distribution payroll expenses of approximately $1.2 million and $500,000, respectively, compared to a year ago. The incremental retail health and accident insurance expenses was solely attributable to three rate increases between September 1, 1999 and February 1, 2000. The increase in distribution payroll costs was due primarily to increased levels of overtime being utilized. This was a direct result of a very tight labor market in Sheboygan, Wisconsin. One-time professional fees were incurred to evaluate certain Company strategic initiatives.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience a variety of operational issues in their respective marketplaces. The Company continues to evaluate various business alternatives relating to these underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. Similar to certain prior years, implementation of these alternatives is likely to result in the Company incurring certain repositioning or restructuring charges for these replaced, closed or sold stores and negatively impact net earnings in the short-term. However, the Company believes that such actions will help improve the Company's long-term profitability.

Net Earnings

Net earnings for the 12- and 40-week periods ended October 7, 2000 decreased 7.1% and 3.9% to $1,555,000 and $5,326,000 respectively, compared to $1,673,000 and $5,542,000 for the same periods in 1999. Diluted earnings per share for both 2000 and 1999 third quarters were $0.26. For the 40-week period ended October 7, 2000, diluted earnings per share increased 6.0% to $0.89, compared to $0.84 in 1999. Due to significant share repurchases in 1999, the weighted average common shares and equivalents for the third quarter and year-to-date of 2000 were 5,998,000 and 5,994,000, compared to 6,421,000 and 6,607,000, respectively, for the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

At October 7, 2000, the Company had cash and equivalents totaling $33.2 million. At year-end 1999, cash and equivalents aggregated $22.4 million. The net cash inflow of $10.8 million was attributable to certain operational, investing and financing activities as described below.

The Company had net cash inflows from operating activities of $15.3 million during the first three quarters of 2000, compared to a net cash inflow of $6.0 million for the same period in 1999. The increase in cash flows from operations was due primarily to the timing of cash receipts, cash payments and changes in short-term financing to the Company's wholesale customers.

Net cash outflows from investing activities for the 40-week period ended October 7, 2000 totaled $2.5 million, compared to $1.7 million for the same period in 1999. The Company incurred $2.7 million in capital expenditures during the first three quarters of 2000. Approximately 80% of the expenditures related to equipment purchases for the replacement supermarket in Racine, Wisconsin as well as other corporate retail store equipment and technological upgrades. As of October 7, 2000, the Company still has approximately $2.7 million available as part of its fiscal 2000 capital budget of $5.4 million. The Company does not anticipate investing all of the remaining $2.7 million during the fourth quarter of 2000.

Net cash outflows from financing activities for the 40-week period ended October 7, 2000 totaled nearly $2.1 million compared to $10.7 million for the same period in 1999. The significant decrease was due exclusively to the Company repurchasing only 5,000 shares of common stock from the open market during the first three quarters of 2000 aggregating $55,000, compared to 523,600 shares totaling $8.5 million for the same period last year. Due to certain strategic initiatives that were reviewed and evaluated during early 2000, the Company repurchased only 5,000 shares during the first three quarters of 2000. Subject to market conditions and other factors, the Company has decided to resume its repurchasing of its outstanding common stock from the open market.

The Company's working capital position at October 7, 2000 was $34.6 million, compared to $29.8 million at January 1, 2000. The Company's current ratio at October 7, 2000 was 1.84 to 1.00 with cash and equivalents constituting substantially all of the working capital. The Company also has unsecured revolving bank credit facilities aggregating $16.0 million, which remains available for use in its entirety. At October 7, 2000, the Company's liquidity position continues to be very favorable and strong. The Company, therefore, anticipates that it will be able to satisfy its current operating needs and planned capital expenditures with current working capital and expected cash flows from operations.

Separately, the Company had previously announced that it expected to make a decision and a selection of a software solution for the Company's business system needs before the end of 2000. As of this date, the Company believes that further investigation of alternatives is required and, therefore, a final decision is expected to extend beyond 2000.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "projects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following:
(i) presence of intense competitive market activity in the Company's market areas; (ii) ability to identify and develop new market locations and opportunities for expansion purposes; (iii) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (iv) ongoing advancing information technology requirements which may require the Company to spend substantial capital expenditures and can dilute the Company's earnings for a significant period; and (v) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators. Due principally to the competitive nature of the industry and to the quality of its retail store operators, the Company continues to evaluate various courses of action relating to its underperforming retail operations. These courses of action include closures, conversions and consolidations of retail stores. Implementation of these actions can result in certain repositioning charges to the Company. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          Exhibit 27       Financial Data Schedule.

   (b)    Reports of Form 8-K

          The Company filed one current report on Form 8-K dated October 30, 2000 with respect to its press release for the third quarter and related disclosure requirements of Regulation FD.



                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCHULTZ SAV-O STORES, INC.
                                        --------------------------
                                              (Registrant)




  November 13, 2000                /s/ Elwood F. Winn
---------------------------        ---------------------------------------------
      (Date) Elwood F. Winn, Executive Vice President, Chief Financial Officer and Secretary




  November 13, 2000                /s/ Armand C. Go
---------------------------        ---------------------------------------------
      (Date)                           Armand C. Go, Vice President,
                                       Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit        Description

27        Financial Data Schedule