Form 10-K405
period 2000-12-30
SCHULTZ SAV O STORES INC
filed 2001-03-29
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2000.

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

                               Yes  X                  No ___
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2001: $56,642,294. Only excludes shares beneficially owned by directors and officers of the registrant.

Number of shares outstanding of the registrant's Common Stock as of March 20, 2001: 5,478,216.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

     2000 Annual Report to Shareholders (incorporated by reference into Parts II and IV to the extent indicated therein).

     Definitive Proxy Statement for 2001 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

                                     PART I

Special Note Regarding Forward-Looking Statements

         We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events that have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect," "project" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks, including risks associated with:

     o    the presence of intense competition in our marketplace;

     o our ability to identify and develop new market locations for expansion purposes;

     o our ability to obtain reasonable vendor marketing funds for promotional purposes;

     o our business systems requirements, which could involve substantial cash capital expenditures and income statement expense over a period of several years;

     o    the continued absence of food price inflation;

     o our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; and

     o the potential recognition of repositioning charges resulting from potential closures, conversions or consolidations of our franchised and corporate stores, whether due to the competitive nature of our industry, the quality of our franchised and corporate retail store operators or other factors.

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

Item 1.  Business.

General

         Schultz Sav-O Stores, Inc. is engaged in distributing food and related products at wholesale and retail. As of December 30, 2000, we franchised 71 and owned 19 retail supermarkets under the Piggly Wiggly(R) name. While we have a presence in some larger metropolitan areas, we have attempted to develop a niche for serving the food shopping needs of customers in smaller and suburban communities within our market areas.

         We are the primary supplier to our 90 franchised and corporate-owned Piggly Wiggly(R) supermarkets. We also serve as a wholesaler to a number of smaller, independently operated retail supermarkets and convenience stores in our market areas.

         We believe that we have established ourselves as a niche food marketer in small to mid-size markets by delivering the product variety, quality of perishable products, pricing and promotional programs traditionally found only in large metropolitan markets. As a hybrid retailer and wholesaler, we have created a "virtual chain" of retail stores served by a vertically-integrated wholesaler. In 2000, our virtual chain had approximately $800 million in retail sales. The virtual chain encompasses all Piggly Wiggly(R) supermarkets, both franchised and corporate, in a single, coordinated merchandising and advertising program which typically includes:

     o    a weekly newspaper ad insert;

     o    outdoor boards;

     o    television and radio spots;

     o    sponsorship of entertainment and charitable events; and

     o    our Piggly Wiggly Preferred Club(R)Card and E-Savings programs.

         We believe that this coordinated program allows us to leverage the combined buying power of all our franchised and corporate stores and deliver a powerful and effective promotional vehicle for our participating vendor partners. Additionally, we believe that we provide our franchised stores with cost-effective administrative support services and financial resources that enable the operation of efficient, contemporary supermarkets, while the independent retail ownership of our franchisees provides the entrepreneurial spirit and community involvement that we believe is an integral part of marketing in smaller markets. The successful combination of these elements creates the partnership between us and our franchisee retailers that results in a virtual chain of coordinated and integrated retail food distribution. By operating as a virtual chain, we are able to achieve superior performance compared to traditional wholesalers, yet avoid significant direct capital investments at the retail level to grow our business. Our franchisee retailer, as part of the virtual chain, benefits from lower cost of products and the coordinated promotional activity normally associated only with larger retail grocery chains. We believe that this structure enables us to leverage the favorable elements of both a wholesaler and a retailer, giving us and our franchisees a unique advantage in our marketplace. We believe that this advantage has been a key component in our success over the past few years as the virtual chain concept has evolved.

         We supply a variety of products to our franchised and corporate supermarkets and other wholesale customers, primarily from our warehouse and distribution center in Sheboygan, Wisconsin. We also provide our franchised and corporate supermarkets and other customers with fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Additionally, through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime(TM) label.

         In the absence of acquisition or consolidation activity, we expect the near-term prognosis for the industry and our company to be continued moderate growth. As a result, we continue to evaluate acquisition opportunities, particularly any that might allow us to expand our core competencies and meet our return on investment and profitability requirements. As part of implementing our corporate strategy to improve the profitability of our corporate retail operations, we continue to seek opportunities to expand and acquire corporate and franchise stores, to convert or close underperforming stores and to enter new markets. We will focus primarily on:

     o growth initiatives that leverage our core competencies in marketing and merchandising food products and services to our franchise, corporate, and retail customers;

     o    profitability initiatives that drive EBITDA as a rate to sales; and

     o development of new business systems to support and facilitate our strategic initiatives.

         Some of our significant accomplishments in 2000 included:

     o converted a formerly independent operator into a franchisee in Markesan, Wisconsin in January 2000;

     o closed older franchise stores and replaced them with a more competitive and larger facilities in Pardeeville and New Holstein, Wisconsin in April and September 2000, respectively;

     o closed an older corporate store and replaced it with a more competitive and larger facility in Racine, Wisconsin in May 2000; and

     o    opened a new market franchise store in Kewaskum, Wisconsin in June
          2000.

         The following projects are scheduled for completion in 2001:

     o replacement of existing franchise supermarkets in Slinger and Campbellsport, Wisconsin;

     o replacement of existing corporate supermarkets in Sheboygan, Wisconsin and Zion, Illinois; and

     o expansion, by approximately 10%, of the square footage of selling space of our Mequon, Wisconsin store.

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

         We believe that one of the competitive advantages we provide to our franchised supermarkets through our virtual chain strategy is our value-oriented customer merchandising and community-specific marketing support program, pursuant to which franchisees participate with corporate stores in systemwide promotions and other merchandising events. Through a variety of partnering, merchandising and marketing programs, we benefit our franchisees through additional sales resulting from heightened consumer name recognition and in-store merchandising programs, combined with special promotional pricing. Additional services that we provide to our franchisees include:

     o    retail performance counseling and supervision;

     o    retail financial accounting;

     o    preparation of store payrolls;

     o preparation of print, electronic and outdoor media advertising (including various point-of-sale materials);

     o    assistance in the selection and analysis of store locations;

     o    financing and lease negotiations;

     o    merchandise planning;

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

         We are the primary supplier to all of our franchised and corporate supermarkets. We also serve as a wholesaler to other smaller independent retail stores in our market area, accounting for approximately 2% of our 2000 net sales.

         Franchisees pay us fees determined by the retail sales of their supermarkets. We do not charge an initial fee to franchisees for granting a franchise. Consistent with industry practice, in certain situations, we provide credit enhancements to certain qualified franchisees by (i) leasing the franchisee's supermarket premises and, in turn, subleasing the premises to the franchisee and/or (ii) guaranteeing a portion of the franchisee's bank borrowings.

         Under our Piggly Wiggly(R) Master Franchise Agreement, our franchise territory includes all of Wisconsin, the upper peninsula of Michigan and designated counties in northern Illinois, southeastern Minnesota and eastern Iowa. Our franchise rights are of unlimited duration and are not subject to any specific termination provision. We are required to pay franchise fees to the current franchisor in parts of our market areas. The only other material obligation imposed on us in our franchise territory is that the supermarkets operated under the Piggly Wiggly(R) name must comply with the standards imposed on supermarkets in the Piggly Wiggly(R) system. We believe that our own franchised and corporate store standards exceed the Piggly Wiggly(R) system standards.

Retail Operations

         Our franchised and corporate supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products. Our franchised and corporate supermarkets also allocate display space to non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. Our franchised and corporate supermarkets carry a broad range of branded merchandise and private-label store branded product alternatives. In general, the private-label products carried by our franchised and corporate supermarkets have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the industry, we continue to experience increases in retail customer demand for store brands and believe that our Topco-procured line of branded products is satisfying this consumer trend. See "Purchasing and Distribution." Based on our internal wholesale price index, inflation did not have a significant effect on sales between 2000 and 1999, except with regard fuel costs incurred transporting products to our franchised and corporate stores. Although inflation had a significant effect on our fuel costs, we were able to recover some of this increase by imposing a fuel surcharge on our franchised stores.

         The Piggly Wiggly Preferred Club(R) Card marketing program, a customer-friendly, card-based system, is in place in all of our corporate and franchised supermarkets. We designed the Piggly Wiggly Preferred Club(R) Card to reward current customers and attract new customers by offering "clipless coupons" on weekly advertised specials and "automatic" savings on monthly store specials. The card, processed by a standardized front-end point-of-sale system, allows us to maintain a valuable, integrated database that we use to identify our best customers and their preferences so that the virtual chain of stores can better serve its customers. We will never sell customer-specific information in our data base for use by third parties. The card also doubles as a check-cashing and video rental identification card. Additionally, the Piggly Wiggly Preferred Club(R) Card program affords the ability to issue point-of-sale coupons redeemable on future purchases.

         In December 2000, we partnered with ValuPage(R) to launch Piggly Wiggly E-Savings,(R) the industry's first and most personalized online and in-store grocery savings program. Customers register for the Piggly Wiggly E-Savings(R) program by providing their e-mail addresses and Piggly Wiggly Preferred Club(R) Card numbers. After registering, customers receive a weekly e-mail with store specials and coupons customized for their shopping preferences as well as special savings and sweepstakes. We believe that the Piggly Wiggly Preferred Club(R) Card and E-Savings program and the coordinated marketing and merchandising program they support will be key components to our future growth.

         Our franchised supermarkets range in size from 10,400 square feet to 54,400 square feet, with an average of 25,770 square feet. Our corporate supermarkets range in size from 19,980 square feet to 54,850 square feet, with an average of 34,990 square feet. All of our franchised and corporate supermarkets contain several perishable or specialty service departments, including:

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

     o    in-house dry cleaning stores;

     o    automated teller machines; and

     o    on-line debit and credit card check-out services.

         Certain franchised and corporate stores continue to fail to meet certain financial performance goals. In order to further improve results of operations, we continue to evaluate various business alternatives relating to underperforming operations, including the sale or conversion of these stores, closing stores and implementing other operational changes.

Summary of Our Stores

         The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:


                                         Franchise Supermarkets                      Corporate Supermarkets
                               ------------------------------------------- --------------------------------------------
Number of Supermarkets          1996     1997     1998     1999    2000     1996     1997     1998     1999     2000
                                ----     ----     ----     ----    ----     ----     ----     ----     ----     ----

Beginning of Year                66       68       68       68      69       19       16       18       18       19

New Market Supermarkets(a)        1        1        1       1        1       --        1       --       --       --

Replacement Supermarkets(b)       2        1        1       1        2       --       --        1       --        1

Converted to/from                 1       (1)      --      (1)      --       (1)       1       --        1       --
Franchise(c)

Terminated Operations(d)         (2)      (2)      (2)     (2)      (2)      (2)      --       (1)      --       (1)

New Franchises(e)                --        1       --       2        1       --       --       --       --       --

End of Year                      68       68       68       69      71       16       18       18       19       19

Remodeled Supermarkets(f)         1        3        2       4        2       --       --       --       --       --

---------------
(a)  New market supermarkets are newly constructed supermarkets in market areas not recently served by us.
(b)  Replacement supermarkets are newly constructed supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket.
(c)  Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
(d)  Terminated operations represent supermarkets that are no longer going concerns, including replaced supermarkets. (e) New franchises are additions to our franchise group other than through conversion from corporate supermarkets.
(f)  Remodeled supermarkets represent supermarkets that have undergone substantial expansion and/or remodeling totaling at least $300,000.

Purchasing and Distribution

         We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates, Inc. Topco is a national purchasing cooperative whose member-owners consist of more than 25 regional supermarket chains and food services organizations who collectively operate more than 2,600 stores. According to Topco data, its member-owners accounted for approximately 10% of United States grocery store sales volume in 2000. In 2000, purchases through Topco accounted for approximately 13% of our total inventory purchases. We also purchase store and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

         In January 2000, we became a member of "World Brands," a Topco division dedicated to using the combined purchasing power and marketing strength of its members to obtain favorable treatment from national brand manufacturers. To attain this goal, World Brands, together with its members, negotiates with each vendor for the benefit of all of its members in a manner similar to the way that a retailer would do on behalf of its entire organization. There are currently sixteen members of World Brands, all of which are also members of Topco. According to World Brands data, the combined retail sales of its members surpasses that of all but four of the grocery retailers in the United States. The World Brands programs in which we have participated lead us to believe that World Brands presents us with an opportunity to qualify for more favorable prices and promotions than we could attain on our own.

         We and our direct-contract, third-party distribution center supplied more than 70% of the products supplied to our franchised and corporate stores in 2000. The remainder were supplied by direct store delivery vendors. We own our 364,000 square-foot distribution center in Sheboygan, Wisconsin. With the exception of fresh, frozen and processed meat, eggs and deli products, we distribute all products that we supply from our Sheboygan facility. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

         As described above under "Wholesale Operations," we believe that one of our competitive advantages is the community-oriented marketing programs that we provide to franchisees as part of our virtual chain strategy. Coordinated weekly newspaper ad inserts, high-visibility outdoor billboard advertising and television and radio advertising stress the value and customer service provided by our local Piggly Wiggly(R) supermarkets. We also sponsor local events and festivals throughout the marketing area to improve our Piggly Wiggly(R) name recognition, such as the Midwest's largest fireworks display at Milwaukee's Summerfest lakefront music festival.

         We operate a leased, full-service trucking fleet, which consists of 22 tractors and 44 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our wholly-owned subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 2000 and are expected to be nominal in 2001.

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

         The degree of competition at the retail level varies with store location. In most of our franchised and corporate supermarket locations, we compete primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to those we have with our franchisees. In some of our supermarket locations, however, we also compete with national and regional retail chain stores, such as Sentry Food Stores, Pick `N Save, Cub Foods, Jewel Food Stores, Dominicks Finer Foods, Copps Supermarkets and Kohl's Food Stores. Other competitors include the general merchandise, wholesale club and supercenter format stores, such as Wal-Mart Stores, Inc., K-Mart Corp., ShopKo Stores, Inc. and others. We believe that the principal retail competitive factors include:

     o    product quality and variety;

     o    the quality of a store's perishable product and service departments;

     o    price; and

     o    store location and appearance.

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

Employees

         As of December 30, 2000, we employed approximately 1,750 persons, including approximately 1,300 in the operation of our corporate retail supermarkets. A majority of our corporate retail employees are employed on a part-time basis. Of our remaining employees, approximately 200 are engaged in warehousing and trucking activities and approximately 250 are corporate and administrative personnel. Three retail collective bargaining agreements, covering a total of approximately 250 employees expire in 2001. We do not currently anticipate any strikes, work stoppages or slowdowns in connection with renewing such agreements.

Item 1A. Executive Officers.


          Name and Age            Positions and Offices with the Company
          ------------            --------------------------------------
Walter G. Winding, 59..........   Chairman of the Board
Elwood F. Winn, 50.............   President and Chief Executive Officer
Michael R. Houser, 49..........   Vice Chairman of the Board, Executive Vice
                                   President - Marketing and Merchandising
William K. Jacobson, 50........   Senior Vice President - Retail Operations and
                                   Development and Assistant Secretary
Armand C. Go, 39...............   Vice President, Chief Financial Officer,
                                   Treasurer and Secretary
Thomas J. Timler, 43...........   Vice President and Chief Information Officer
Larry D. Hayes, 58.............   Vice President - Meat, Bakery and Deli
                                   Operations

     Messrs. Winding, Winn, Houser and Jacobson are also members of our Board of Directors. Mr. Winding is not an employee of the company.

     Executive officers are generally elected annually at the annual meeting of our Board of Directors held on the date of our annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his prior death, resignation or removal.

     All of our executive officers have served in the positions indicated or in other management positions with Schultz for more than five years, except that:

     o Mr. Winn was President and Chief Executive Officer of Certified Grocers Midwest Inc. ("CGM") prior to October 1998, a consultant to CGM from October 1998 until September 1999, our Senior Vice President-Strategic Planning from September 1999 to May 2000 and our Executive Vice President, Chief Financial Officer and Secretary from May 2000 until December 2000 when Mr. Winn was elected to his current position; and

     o Mr. Winding serves as our independent director Chairman of the Board; he has served as an independent director since 1999 and was elected Chairman of the Board effective as of December 8, 2000. Mr. Winding is, and has been for the past five years, the owner and Chief Executive Officer of Winding and Company, a business consulting firm based in Hartland, Wisconsin.

Item 2.  Properties.

         As is typical in our industry, a substantial portion of our retail store facilities are leased. As of December 30, 2000, we leased 18 corporate supermarkets and owned one supermarket. The leased supermarkets range in size from 19,980 to 54,850 square feet, with an average of 34,360 square feet.

         We generally lease our supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years, with several five-year renewal options. None of such existing lease arrangements contain repurchase options; nor do we own the land underlying any of such supermarkets. As of December 30, 2000, we subleased 56 of our leased supermarkets and leased one owned supermarket to independent operators who are our wholesale customers and franchisees.

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

Item 3.  Legal Proceedings.

         There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Our Common Stock and Related Shareholder Matters.

         Pursuant to our program for compensation of independent directors, on February 14, 2001 we issued 573 shares of our common stock to each of our directors who were not employed by us on that date. Such issuances were exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of that act.

         Pursuant to General Instruction G to Form 10-K ("Instruction G"), the other information required by this Item is incorporated herein by reference from information included under the caption entitled "Common Stock Information" set forth in our 2000 Annual Report to Shareholders (the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data.

         Pursuant to Instruction G, the Consolidated Balance Sheets of the company as of December 30, 2000 and January 1, 2000, the Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended December 30, 2000, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

         Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in our definitive Proxy Statement for our 2001 annual meeting of shareholders (the "Proxy Statement").*

         * The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this Form 10-K:

          1.   Financial Statements.

               Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000

               Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

         The foregoing Financial Statements are incorporated by reference to the pocket part included in the Company's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

         The additional information referred to under "Financial Statement Schedules" below is filed as part of this Form 10-K and should be read in conjunction with the financial statements referred to above.

                                                                 Page Reference:
                                                                    Form 10-K

     2.   Financial Statement Schedules.

     Report of Independent Public Accountants                          F-1

     Schedule VIII - Valuation and Qualifying Accounts and Reserves    F-2

         All other schedules have been omitted as not required or not applicable, or the information required to be shown thereon is included in the financial statements and related notes.

     3.   Exhibits and Reports on Form 8-K.

          (a) The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

          (b) On October 30, 2000, we furnished (but did not "file") a report on Form 8-K regarding the results of our third quarter of fiscal year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SCHULTZ SAV-O STORES, INC.



Date:  March 23, 2001                           By  /s/ Armand C. Go
                                                    ----------------
                                                    Armand C. Go
                                                    Vice President, Chief
                                                    Financial Officer,
                                                    Treasurer and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of the company in the capacities indicated.



/s/ Walter G. Winding                           /s/ Steven R. Barth
--------------------------------------------    -------------------
Walter G. Winding, Chairman of                  Steven R. Barth, Director
Board



/s/ Elwood F. Winn                              /s/ William K. Jacobson
--------------------------------------------    -----------------------
Elwood F. Winn, President, Chief Executive      William K. Jacobson, Director
Officer and Director (Principal Executive
Officer)


/s/ Michael R. Houser                           /s/ Martin Crneckiy, Jr.
--------------------------------------------    ------------------------
Michael R. Houser, Vice Chairman of the         Martin Crneckiy, Jr., Director
Board, Executive Vice President and
Director



/s/ Armand C. Go                                /s/ James H. Dickelman
--------------------------------------------    ----------------------
Armand C. Go                                    James H. Dickelman, Director
Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)


/s/ Bruce J. Olson                              /s/ R. Bruce Grover
--------------------------------------------    -------------------
Bruce J. Olson, Director                        R. Bruce Grover, Director

Report of Independent Public Accountants


We have audited in accordance with auditing standards generally accepted in the United States the financial statements included in Schultz Sav-O Stores, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 8, 2001

                           SCHULTZ SAV-O STORES, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 2000, 1999 AND 1998


Allowance for Doubtful Accounts--
  Changes in the allowance for doubtful accounts are summarized as follows:


                                    2000            1999               1998
                                 -----------      -----------       -----------
Balance, beginning of year        $4,300,000       $4,300,000        $3,950,000
Provision charged to earnings        166,000          820,000           350,000
(Writeoffs)                         (616,000)        (820,000)               --
                                  ----------       ----------        ----------
Balance, end of year              $3,850,000       $4,300,000        $4,300,000
                                  ==========       ==========        ==========

                                  EXHIBIT INDEX

                           SCHULTZ SAV-O STORES, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000



   Exhibit No.                      Description

       3.1 Restated Articles of Incorporated, as amended. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1988.

       3.2    By-Laws, as amended and restated as of November 29, 2000.

       4.1    Restated Articles of Incorporation, as amended (included as
              Exhibit 3.1). As summarized in Notes (3) and (7) of the Notes to Financial Statements incorporated by reference from our 2000 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K, we have various outstanding long-term debt and capital lease obligations. None of such obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

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

       10.6 Form of Key Executive Employment and Severance Agreement, dated as of October 19, 1990, between Schultz Sav-O Stores and Michael R. Houser and dated as of January 31, 1997, between Schultz Sav-O Stores and William K. Jacobson. Incorporated by reference to
              Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 29, 1990. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.7 Form of amendment to Key Executive Employment and Severance Agreement between Schultz Sav-O Stores and each of Michael R. Houser and William K. Jacobson. Incorporated by reference to
              Exhibit 10.13 to our Quarterly Report on Form 10-Q for the period ended July 18, 1998. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.8 Form of Key Executive Employment and Severance Agreement, dated as of May 10, 2000 between Schultz Sav-O Stores and Elwood F. Winn and dated as of February 23, 2001 between Schultz Sav-O Stores and each of Armand C. Go and Thomas J. Timler. The only substantive differences between the Key Executive Employment and Severance Agreements between Messrs. Winn, Go and Timler is that Mr. Winn's agreement provides that, following a "change of control" of the company (as defined in the severance agreements), Mr. Winn will be employed in the same position for three years (or, if his services are not retained, he will continue to receive the salary and certain other benefits he received immediately prior to the change of control for a period of three years) and the agreements signed by Messrs. Go and Timler contain similar provisions covering a two-year period after a change of control. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to
              Item 14(c) of Form 10-K.

       10.9 Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and Schultz Sav-O Stores. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 30, 1996.

       10.10 Articles of Incorporation of Topco Associates, Inc. (Cooperative). Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 1988.

       10.11 Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1996. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 30, 1996.

       10.12 1990 Stock Option Plan, as amended and restated as of October 15, 1998. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the period ended October 10, 1998. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.13 1995 Equity Incentive Plan, as amended and restated as of December 14, 2000 (subject to shareholder approval). This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.14 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended January 2, 1999. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.15 Schultz Sav-O Stores, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to
              Item 14(c) of Form 10-K.

       10.16 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan, as amended and restated as of February 12, 2001. This plan is required to be filed as an exhibit to this Form 10-K pursuant to
              Item 14(c) of Form 10-K.

       10.17 Loan Agreement, dated as of December 3, 1992, among Schultz Sav-O Stores, M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee), as amended as of December 31, 1998. Incorporated by reference to
              Exhibit 10.16 to our Annual Report on Form 10-K for the year ended January 2, 1999.

       10.18 Fifth Amendment (dated as of May 31, 2000) to Loan Agreement, dated as of December 3, 1992, among Schultz Sav-O Stores, M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee).

       10.19 2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors (subject to shareholder approval) as of December 14, 2000. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.20 Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       13 Portions of the 2000 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

       21     Subsidiaries of Registrant.

       23     Consent of Independent Public Accountants.

       99 Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).