Form 10-Q
period 2001-04-21
SCHULTZ SAV O STORES INC
filed 2001-05-25
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---      THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 21, 2001
                                        --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       ---------------  --------------------

                          Commission File Number 0-549
                                                 -----

                           SCHULTZ SAV-O STORES, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         WISCONSIN                                             39-0600405
------------------------------------                      --------------------
  (State or other jurisdiction                             (I.R.S. Employer
  of incorporation of organization)                        Identification No.)

     2215 UNION AVENUE                                          53081
   SHEBOYGAN, WISCONSIN                                       ----------
   --------------------                                       (Zip Code)
    (Address of principal
     executive offices)

                          Registrant's telephone number
                        including area code 920-457-4433
                                            ------------

               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 21, 2001, 5,196,380 shares of Common Stock, $0.05 par value, were issued and outstanding.

                           SCHULTZ SAV-O STORES, INC.

                                 FORM 10-Q INDEX


                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Consolidated Balance Sheets -
                     April 21, 2001                                           3

                 Unaudited Consolidated Statements of Earnings -
                     16-weeks Ended April 21, 2001                            4

                 Unaudited Consolidated Statements of Cash Flows -
                     16-weeks Ended April 21, 2001                            5

                 Notes to Unaudited Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                   8

Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risk                                           11

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          SCHULTZ SAV-O STORES, INC.

                                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)               (Audited)
                                                                        April 21,               December 30,
Assets                                                                    2001                     2000
--------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                              $  24,996,000           $  31,309,000
     Receivables                                                          12,271,000              11,691,000
     Inventories                                                          24,739,000              24,259,000
     Other current assets                                                  5,004,000               2,916,000
     Deferred Income taxes                                                 4,102,000               4,102,000
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                 71,112,000           $  74,277,000
--------------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                              4,036,000               4,163,000
Property under capital leases, net                                         2,924,000               3,051,000
Other noncurrent assets                                                    2,092,000               1,995,000
Property and equipment, net                                               20,493,000              21,413,000
--------------------------------------------------------------------------------------------------------------
Total assets                                                          $  100,657,000           $ 104,899,000
==============================================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                 $   24,446,000           $  27,700,000
     Accrued salaries and benefits                                         5,064,000               5,673,000
     Accrued insurance                                                     3,166,000               3,032,000
     Other accrued liabilities                                             5,797,000               6,197,000
     Current obligations under capital leases                                816,000                 785,000
     Current maturities of long-term debt                                    172,000                 169,000
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                            39,461,000              43,556,000
--------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                                 8,012,000               8,284,000
Long-term debt                                                             2,616,000               2,685,000
Deferred income taxes                                                        861,000                 861,000
Shareholders' investment:
     Common stock                                                            438,000                 438,000
     Additional paid-in capital                                           15,183,000              15,174,000
     Retained earnings                                                    71,163,000              69,767,000
     Treasury stock                                                      (37,077,000)            (35,866,000)
--------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                       49,707,000              49,513,000
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                        $  100,657,000           $ 104,899,000
==============================================================================================================
See notes to unaudited consolidated financial statements.

                              SCHULTZ SAV-O STORES, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

  -----------------------------------------------------------------------------------
                                                      For the 16-weeks ended
  -----------------------------------------------------------------------------------
                                                  April 21, 2001     April 22, 2000
  -----------------------------------------------------------------------------------
  Net sales                                      $   155,724,000     $  147,688,000
  Cost of products sold                              129,662,000        123,230,000
                                                -------------------------------------
  Gross profit                                        26,062,000         24,458,000
  Operating and administrative expenses               23,118,000         21,459,000
                                                -------------------------------------
  Operating income                                     2,944,000          2,999,000
  Interest income                                        388,000            276,000
  Interest expense                                      (284,000)          (262,000)
                                                -------------------------------------
  Earnings before income taxes                         3,048,000          3,013,000
  Provision for income taxes                           1,158,000          1,145,000
  -----------------------------------------------------------------------------------

  Net earnings                                   $     1,890,000     $    1,868,000
  ===================================================================================

  Earnings per share
    Basic: net earnings                          $          0.34     $         0.31
    weighted average shares                            5,503,000          5,943,000
    Diluted: net earnings                        $          0.34     $         0.31
    weighted average shares and equivalents            5,518,000          5,999,000

  Dividends per share                            $          0.09     $         0.09

  ===================================================================================



   See notes to unaudited consolidated financial statements.

                                             SCHULTZ SAV-O STORES, INC.

                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                    For the 16-weeks ended
                                                                           April 21, 2001            April 22, 2000
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                           $   1,890,000             $   1,868,000
     Adjustments to reconcile net earnings to net cash flows
       from operating activities
         Depreciation and amortization                                          1,580,000                 1,601,000
     Changes in assets and liabilities
         Receivables                                                             (580,000)               (4,685,000)
         Inventories                                                             (480,000)                4,065,000
         Other assets                                                          (2,377,000)               (1,409,000)
         Accounts payable                                                      (3,254,000)                4,039,000
         Accrued liabilities                                                     (866,000)               (1,112,000)
----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                       (4,087,000)                4,367,000
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                                     (327,000)               (1,438,000)
     Receipt of principal amounts under capital
       sublease agreements                                                        112,000                   100,000
     Other                                                                              -                     1,000
----------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                         (215,000)               (1,337,000)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury stock                                 (1,598,000)                        -
     Payment of cash dividends                                                   (493,000)                 (535,000)
     Exercise of stock options                                                    363,000                         -
     Principal payments under capital lease obligations                          (241,000)                 (215,000)
     Principal payments on long-term debt                                         (66,000)                  (62,000)
     Other                                                                         24,000                    24,000
----------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                       (2,011,000)                 (788,000)
----------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                (6,313,000)                2,242,000
     Balance, beginning of period                                              31,309,000                22,433,000
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                      $  24,996,000             $  24,675,000
======================================================================================================================

See notes to unaudited consolidated financial statements.

                           SCHULTZ SAV-O STORES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended December 30, 2000.

(2) Interest Expense

-------------------------------------------------------------------------------
                                                   For the 16-weeks ended
                                         April 21, 2001        April 22, 2000
-------------------------------------------------------------------------------

Imputed - capital leases                   $     159,000       $     174,000
Long-term debt                                    84,000              88,000
Other                                             41,000                   -
-------------------------------------------------------------------------------

Interest expense                           $     284,000       $     262,000
===============================================================================

(3) Other Current Assets

-------------------------------------------------------------------------------
                                           April 21, 2001     December 30, 2000
-------------------------------------------------------------------------------

Property held for resale                  $     3,012,000        $     647,000
Prepaid expenses                                1,136,000            1,417,000
Retail systems and supplies for resale            474,000              484,000
Receivable under capital subleases                382,000              368,000
-------------------------------------------------------------------------------

Other current assets                      $     5,004,000        $   2,916,000
===============================================================================

(4) Segment Reporting

Summarized financial information for the first quarter and year-to-date of 2001 and 2000 concerning the Company's reportable segments is shown in the following tables (in thousands):

----------------------------------------------------------------------------
Sales                                       2001                  2000
----------------------------------------------------------------------------
Wholesale sales                       $      127,011      $       120,394
Intracompany sales                           (35,791)             (34,950)
                                      --------------      ---------------
Net wholesale sales                           91,220               85,444
Retail sales                                  64,504               62,244
----------------------------------------------------------------------------
Total sales                           $      155,724      $       147,688
============================================================================


----------------------------------------------------------------------------
Earnings Before Income Tax                   2001                 2000
----------------------------------------------------------------------------
Wholesale                              $       2,492      $         2,475
Retail                                           452                  524
                                       -------------      ---------------
Total operating income                         2,944                2,999
Interest income                                  388                  276
Interest expense                                (284)                (262)
----------------------------------------------------------------------------
Earnings before income taxes           $       3,048      $         3,013
============================================================================


(5) Supplementary Disclosure of Cash Flow Information

Interest and taxes paid included in the Company's cash flow from operations for the 16-weeks ended were as follows:

----------------------------------------------------------------------------
                                       April 21, 2001     April 22, 2000
----------------------------------------------------------------------------

Interest paid                         $       277,000    $       257,000
Taxes paid                                  1,095,000          1,013,000
----------------------------------------------------------------------------

(6) Reclassification

Certain first quarter 2000 information previously reported has been reclassified to conform to the first quarter 2001 presentation.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

Selected costs and results as a percent of net sales:
-------------------------------------------------------------------------------
                                                   For the 16-weeks ended
                                              April 21, 2001     April 22, 2000
-------------------------------------------------------------------------------
Gross margin                                        16.7%            16.6%
Operating and administrative expenses               14.8             14.5
Earnings before income taxes                         2.0              2.0
Net earnings                                         1.2              1.3
-------------------------------------------------------------------------------

Net Sales

Net sales for the 16-week first quarter ended April 21, 2001 were $155.7 million compared to $147.7 million for the same period in 2000. The increase of $8.0 million, or 5.4%, was due to increases from both the Company's retail and wholesale operations. The key factor behind the retail and wholesale sales improvements was the Piggly Wiggly(R) Preferred Power Pricing marketing and promotional program, which was initiated in January 2001. Total retail sales volume for the first quarter ended April 21, 2001 increased to $64.5 million compared to $62.2 million for the same period in 2000. In addition to the marketing and promotional program, the increase of $2.3 million, or 3.6%, was positively impacted by the replacement of one corporate store in Racine, Wisconsin in May 2000 and store closures over the past year by competitors. Net wholesale sales for the 16-week first quarter ended April 21, 2001 were $91.2 million compared to $85.5 million for the same period in 2000. The increase of $5.7 million, or 6.7%, was attributable to: (1) the successful marketing and promotional program; (2) the opening of three replacement franchise stores, one in New Holstein, Wisconsin in September, 2000, the second in Slinger, Wisconsin in January 2001 and the third in Campbellsport, Wisconsin in April 2001; and (3) the opening of one new market franchise supermarket in Kewaskum, Wisconsin in June 2000. For the Piggly Wiggly franchise and corporate retail chain, same store sales for the first quarter of 2001 increased 2.8% compared to the same period in 2000. As of May 21, 2001, the Company had 70 independent franchise owned supermarkets and 19 corporate stores, all operating under the Piggly Wiggly(R) banner.

During the first quarter of 2001, compared to the same period last year, the quantity of items sold through the wholesale and retail segments of the business both increased. The quantity improvement in the wholesale segment was coupled with nominal increases in prices of goods sold. For retail, however, due principally to certain marketing and promotional programs, the prices of goods sold were consistent.

In the first quarter of 2001, the Company successfully converted a franchise store to the Piggly Wiggly program in Kohler, Wisconsin from another wholesaler. In addition to the completed Slinger and Campbellsport projects, the Company is in various phases of other planning and construction projects, which include an expanded franchise store in Mequon, Wisconsin and replacement corporate stores in Sheboygan, Wisconsin and Zion, Illinois. The Sheboygan and Zion projects are scheduled to be completed in 2001.

Gross Margin

Gross margin, as a percent of sales, for the first quarter of 2001 increased nominally to 16.7% from 16.6% for the same period in 2000. The improvement in gross margin was primarily related to continuing merchandising and promotional changes. During the first quarter of 2001, retail gross margin declined nominally due to aggressive marketing strategies associated with the Piggly Wiggly(R) Preferred

Power Pricing marketing and promotional program. The slight decrease experienced was offset by improved wholesale gross margin resulting from procurement program adjustments.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 14.8% for the 16-week first quarter ended April 21, 2001 compared to 14.5% for the same period in 2000. The increase in operating and administrative expenses was due principally to incremental professional fees of $375,000 related to various strategic initiatives the Company is currently undertaking, and additional retail subsidies of $250,000 related to the closure on April 27, 2001 of two under-performing and non-competitive franchise stores located in Milwaukee, Wisconsin and Gurnee, Illinois. The Company anticipates these store closures will have a positive impact on its long-term profitability.

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

Net Earnings

Net earnings for the 16-week first quarter ended April 21, 2001 increased 1.2% to $1.89 million compared to $1.87 million for the same period in 2000. Diluted earnings per share for the first quarter of 2001 increased 9.7% to a record $0.34 compared to $0.31 for the same period in 2000.
Diluted earnings per share increased at a greater percentage than net earnings for the peiod due to continued share repurchases since the first quarter of 2000. Weighted average common shares and equivalents for the first quarter of 2001 were 5,518,000 compared to 5,999,000 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

At April 21, 2001, the Company had cash and equivalents totaling $25.0 million. As of December 30, 2000, cash and equivalents aggregated $31.3 million. The net cash outflow of $6.3 million was attributable to certain operational, investing and financing activities described below.

The Company had net cash outflows from operating activities of $4.1 million during the first quarter of 2001, compared to a net cash inflow of $4.4 million for the same period in 2000. The decrease in cash flows from operations was due primarily to the timing of cash receipts, cash payments and changes in short-term financing to the Company's wholesale customers. The combined effect of changes in accounts receivable, inventory and accounts payable was to decrease operating cash flow by $4.3 million compared to operational cash inflows of $3.4 million during the first quarter of 2000. Of the 2000 first quarter inflow, approximately $2.1 million resulted from decreasing inventory levels maintained in preparation for the possible effects of Y2K. An additional factor affecting the net cash outflow was a $2.4 million increase in property held for resale subsequent to year-end 2000. Major facilities projects currently underway in Sheboygan, Wisconsin and Zion, Illinois primarily contributed to the increase.

Net cash outflows from investing activities for the first quarter of 2001 ended April 21, 2001 totaled $215,000, compared to $1.3 million for the same period in 2000. The Company expended $327,000 for capital items during the first quarter of 2001 compared to $1.4 million for the same period in 2000.

Significant expenditures were experienced in the first quarter of 2000 due to equipment purchases for the replacement supermarket in Racine, Wisconsin. Of the approximate $7.0 million 2001 budget, the Company had committed $4,150,000 for specific capital projects at the end of the first quarter of 2001.

Net cash outflows from financing activities for the 16-week first quarter ended April 21, 2001 totaled $2.0 million compared to nearly $800,000 for the same period in 2000. The increase was due exclusively to the Company repurchasing nearly 145,000 shares of common stock during the first quarter of 2001, aggregating $1.6 million, compared to no share repurchases during the first quarter of 2000. Subject to market conditions and other factors, the Company will continue to repurchase its outstanding common stock. As of May 21, 2001, approximately $5.5 million remained of the board authorized repurchase limit of $25 million.

The Company's working capital position at April 21, 2001 was $31.7 million, compared to $30.7 million at December 30, 2000. The Company's current ratio at April 21, 2001 was 1.80 to 1.00 with cash and equivalents constituting substantially all of the working capital. As of April 21, 2001 the Company has unsecured revolving bank credit facilities aggregating $16.0 million. The Company is currently in negotiations with the Company's banks to increase the revolving bank credit to facilitate strategic initiatives. At April 21, 2001, the Company's liquidity position continues to be very favorable and strong.

The Company's board of directors has proposed restructuring the corporate structure to create a holding company called Fresh Brands, Inc. The proposal, which requires shareholder approval at the May 30, 2001 shareholder meeting, would allow the Company (1) to retain corporate cultures associated with brand names of acquired stores; (2) maintain distinct management teams under different names and formats; (3) improve the ability to operate retail stores of different brand names; (4) provide greater flexibility in meeting financing needs; and (5) create one entity, Fresh Brands, Inc., to be recognized by shareholders, the public and financial institutions. If the proposal is approved by shareholders, each current Schultz Sav-O Stores, Inc. shareholder would automatically (and without any action on his or her part) receive one share of Fresh Brands, Inc. for every share of Schultz Sav-O Stores, Inc. that he or she owns. The Company expects Fresh Brands, Inc. to trade on the Nasdaq National Market System under the symbol "FRSH" beginning in early June. This structure will allow the Company to expand through the addition of individual stores, which may operate under the Piggly Wiggly name, as well as, multi-store acquisitions under other brand names.

On April 18, 2001, Schultz Sav-O Stores, Inc. announced that its affiliate Schultz Acquisition Corp., a subsidiary of Fresh Brands, Inc., had signed a definitive purchase agreement to acquire Brodbeck Enterprises, Inc., the Platteville, Wisconsin-based operator of Dick's Supermarkets. Dick's Supermarkets operates eight stores in southwestern Wisconsin and northwestern Illinois. The Company anticipates the closing date to be June 16, 2001. After the acquistion is complete, the entity will be re-named Dick's Supermarkets, Inc. and will be a wholly owned subsidiary of Fresh Brands, Inc..

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this 10-Q are forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company believes, anticipates, expects or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following: (1) presence of intense competitive market activity in the Company's market areas;(2) ability to identify and develop new market locations for expansion purposes; (3) continuing ability to obtain reasonable vendor marketing funds for promotional purposes;
(4) ongoing advancing information technology requirements; (5) ongoing absence of food price inflation; (6) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (7) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of the Company's retail store operators; and (8) the Company's ability to integrate and assimilate the acquisition of Brodbeck Enterprises, Inc., and to achieve, on a timely basis, the Company's anticipated benefits and synergies thereof. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II   Other Information

Item 2.   Changes in Securities and Use of Proceeds

In accordance with its program for annual compensation of independent directors, during the first quarter, 2001, the Company issued 573 shares of its Common Stock to four non-employee directors who are expected to serve on the board of directors for the entire year and 238 shares to its retiring non-employee director. The Company issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          None

    (b)   Reports of Form 8-K

          The Company filed one current report on Form 8-K dated February 20, 2001 with respect to its press release for the fiscal year ended December 30, 2000 and related disclosure requirements of Regulation FD.

          The Company filed one current report on Form 8-K dated April 2, 2001 with respect to its expansion strategies for increased growth and profitability and related disclosure requirements of Regulation FD.

          The Company filed one current report on Form 8-K dated April 18, 2001 with respect to its definitive purchase agreement to acquire Brodbeck Enterprises, Inc and related disclosure requirements of Regulation FD.

          The Company filed one current report on Form 8-K dated May 9, 2001 with respect to its press release for the first quarter and related disclosure requirements of Regulation FD.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCHULTZ SAV-O STORES, INC.
                                        --------------------------
                                               (Registrant)



    May 25, 2001                      /s/ Armand C. Go
----------------------          -----------------------------------------------
     (Date)                               Armand C. Go, Vice President,
                                Chief Financial Officer, Secretary and Treasurer