Form 10-K405/A
period 2000-12-30
SCHULTZ SAV O STORES INC
filed 2001-06-01
CIK 87588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)
(Mark One)
X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 30, 2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 27, 2001: $57,658,794. Only excludes shares beneficially owned by directors and officers of the registrant.

Number of shares outstanding of the registrant's Common Stock as of April 27, 2001: 5,478,216.

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

          The undersigned Registrant hereby amends that information in its 2000 Annual Report to Shareholders which is incorporated by reference into Items 6, 7, and 8 of Part II and Item 14 of Part IV of its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001. Those portions of the 2000 Annual Report to Shareholders, as amended, are filed as
Exhibit 13 hereto.

                                    PART II.

Item 6.   Selected Financial Data.
          -----------------------

          Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Five-Year Financial Highlights" set forth in the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------

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

                                    PART IV.

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

                                                               Page Reference:
                                                                 Form 10-K
          2.  Financial Statement Schedules.
              -----------------------------

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

                                     SCHULTZ SAV-O STORES, INC.



Date:  May 30, 2001                  By /s/ Armand C. Go
                                        -----------------------------------
                                        Armand C. Go
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of the company in the capacities indicated.


/s/ Walter G. Winding                       /s/ Steven R. Barth
-----------------------------------         -----------------------------------
Walter G. Winding, Chairman of              Steven R. Barth, Director
Board


/s/ Elwood F. Winn                          /s/ William K. Jacobson
-----------------------------------         -----------------------------------
Elwood F. Winn, President, Chief            William K. Jacobson, Director
Executive Officer and Director
(Principal Executive Officer)


/s/ Michael R. Houser                       /s/ Martin Crneckiy, Jr.
-----------------------------------         -----------------------------------
Michael R. Houser, Vice Chairman of         Martin Crneckiy, Jr., Director
the Board, Executive Vice President
and Director


/s/ Armand C. Go                            /s/ G. William Dietrich
-----------------------------------         -----------------------------------
Armand C. Go                                G. William Dietrich, Director
Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)


/s/ Bruce J. Olson                          /s/ R. Bruce Grover
-----------------------------------         -----------------------------------
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


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 8, 2001

                           SCHULTZ SAV-O STORES, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 2000, 1999 AND 1998


Allowance for Doubtful Accounts--
  Changes in the allowance for doubtful accounts are summarized as follows:


                                      2000             1999           1998
                                   ------------    ------------    -----------
Balance, beginning of year          $4,300,000      $4,300,000      $3,950,000
Provision charged to earnings        1,663,000       2,264,000       1,475,000
Writeoffs, net                      (2,113,000)     (2,264,000)     (1,125,000)
                                   -----------      ----------      ----------
Balance, end of year                $3,850,000      $4,300,000      $4,300,000
                                    ==========      ==========      ==========

                                  EXHIBIT INDEX

                           SCHULTZ SAV-O STORES, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                   -------------------------------------------


Exhibit No.                        Description
----------                         -----------

3.1 Restated Articles of Incorporated, as amended. Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1988.

3.2            By-Laws, as amended and restated as of April 6, 2001.

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

Exhibit No.                        Description
----------                         -----------

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

10.8 Form of Key Executive Employment and Severance Agreement, dated as of May 10, 2000 between Schultz Sav-O Stores and Elwood F. Winn and dated as of February 23, 2001 between Schultz Sav-O Stores and each of Armand C. Go and Thomas J. Timler. The only substantive differences between the Key Executive Employment and Severance Agreements between Messrs. Winn, Go and Timler is that Mr. Winn's agreement provides that, following a "change of control" of the company (as defined in the severance agreements), Mr. Winn will be employed in the same position for three years (or, if his services are not retained, he will continue to receive the salary and certain other benefits he received immediately prior to the change of control for a period of three years) and the agreements signed by Messrs. Go and Timler contain similar provisions covering a two-year period after a change of control. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.*

10.9 Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and Schultz Sav-O Stores. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 30, 1996.

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

10.13 1995 Equity Incentive Plan, as amended and restated as of December 14, 2000 (subject to shareholder approval). This plan is required to be filed as an exhibit to this Form 10-K pursuant to
               Item 14(c) of Form 10-K.*

Exhibit No.                        Description
----------                         -----------

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

10.16 Schultz Sav-O Stores, Inc. Officer Annual Incentive Plan, as amended and restated as of February 12, 2001. This plan is required to be filed as an exhibit to this Form 10-K pursuant to
               Item 14(c) of Form 10-K.*

10.17 Loan Agreement, dated as of December 3, 1992, among Schultz Sav-O Stores, M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee), as amended as of December 31, 1998. Incorporated by reference to
               Exhibit 10.16 to our Annual Report on Form 10-K for the year ended January 2, 1999.

10.18 Fifth Amendment (dated as of May 31, 2000) to Loan Agreement, dated as of December 3, 1992, among Schultz Sav-O Stores, M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee).*

10.19 2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors (subject to shareholder approval) as of December 14, 2000. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.*

10.20 Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to
               Item 14(c) of Form 10-K.*

13 Portions of the 2000 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

21             Subsidiaries of Registrant.

23             Consent of Independent Public Accountants.

99 Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).

*              Previously filed.